Form 10KSB
period 1999-12-31
BE SAFE SERVICES INC
filed 2000-03-30
CIK 1084904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________.

Commission File Number: 0-26239

                             BE SAFE SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


State of Delaware                                                11-3479172
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              62-45 Woodhaven Boulevard, Rego Park, New York 11374
                    (Address of Principal Executive Offices)

                                 (718) 651-5400
                            Issuers telephone number

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [_]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State Issuer's revenues for its most fiscal year $14,730

There are no recent quotes available for the Issuer's common stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by nonaffiliates of the Issuer as of any recent date.

On March 27, 2000, the Issuer had outstanding 4,535,000 shares of Common Stock, which is the Issuer's only class of common stock.

                                     PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS

HISTORY

     Be Safe Services, Inc., which we sometimes refer to here as the Company was organized in the State of Delaware on March 16, 1999. The Company, on a limited basis, distributes, installs and services alarm, surveillance systems, closed circuit televisions and intercom equipment. We also provide prospective customers with enhanced services that include:

     -    extended service protection;

     -    patrol and alarm response;

     -    two-way voice communication;

     -    pager service;

     -    medical information service;

     -    cellular back-up; and

     -    mobile security service.

BUSINESS

     Our principal activity is responding to the immediate security and safety needs of our customers 24 hours a day. The Company expects that the majority of its revenue will be generated from installing, maintaining and monitoring alarm systems in our customers' homes and businesses.

     We provide our services to the residential (both single family and multifamily residences), commercial and wholesale customers. We believe that the residential customer is the most attractive segment of the alarm business because of a lower percentage of residences currently having alarms versus businesses and therefore this segment has the largest potential for growth and higher gross margins.

     In the New York metropolitan area a large percentage of the population reside in multifamily dwellings. We intend to market our products and services primarily to developers, building owners, cooperative boards and managers of apartment complexes. We believe this targeted group is the most effective means of generating sales in the multifamily dwelling market.

THE SECURITY ALARM INDUSTRY

     The North American security industry is large, growing rapidly and characterized by a lower percentage of residences having alarms versus businesses. We believe that several favorable demographic trends, including the aging population, two-income families, home officing, as well as a strong economy and increased perception of crime have all contributed to an increased demand for security alarms and related services.

OPERATIONS

     Our operations consist principally of installing security alarms systems, alarm monitoring and customer service functions.

     Security alarm systems include many different types of devices installed at customers' premises designed to detect or to react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. In general, systems for multifamily and residential applications tend to be smaller in size than those used by commercial customers, and also tend to generate a lower level of alarm signals than in commercial applications. These devices are connected to a computerized control panel that communicates through the phone lines to a service center. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated, and can transmit that information to a central monitoring station.

     The basic system to be sold by us will include monitoring of the front and back doors of a home, one keypad, an interior motion detection device, a central processing unit with the ability to communicate signals to a central monitoring station, a panic button, a siren, window decals and a yard sign. This basic system often will be offered for little or no up-front price, but will be sold to a customer with additional equipment customized to a customer's specific needs. Such equipment add-ons include additional perimeter and interior protection, fire protection devices (heat and smoke detectors), environmental protection devices (freeze sensors and water detectors, additional panic buttons and home automation devices (lighting or appliance controls). Our employees will provide all services related to the installation of security alarm systems.

Customer Contracts

     Our alarm monitoring customer contracts will be entered into between the Company and the customer and generally will have initial terms ranging from one to five years in duration, and provide for automatic renewals for a fixed period (typically one year) unless we or the customer elects to cancel the contract at the end of its term.

     Typically, the Company and the customers enter into alarm monitoring contracts that include a bundled monthly charge for monitoring, extended service protection and a rebate against the homeowners' insurance deductibles in the event of a loss. All payments are made directly to the Company. In turn, the Company will pay a monitoring company for monitoring a particular customer's alarm system. The Company will retain approximately 65% of the customers annual monitoring contract. This percentage differs depending upon the other service items bundled in the contract. Extended service protection covers the normal costs of repair of the security system after the expiration of the security system's initial warranty period. A typical homeowners insurance policy carries a deductible, usually between $100 and $1,000. Our proposed rebate program will cover the customer for the deductible portion of their homeowner's insurance. Although a customer may elect to sign an alarm monitoring contract that excludes extended service protection, few customers choose to do so, and we believe the bundling of monitoring and extended service protection provides additional value to customers and allows us to provide more efficient field repair services.

     We intend to contract with several independent companies to provide central station monitoring for our customers. These centers operate 24 hours per day, seven days a week, including all holidays. Each operator within a service center monitors a computer screen that presents real-time information concerning the nature of the alarm signal, the customer whose alarm has been activated, and the premises on which such alarm is located. The Company does not intend on becoming a monitoring company, therefore, the Company will be relying on employees of the several independent monitoring companies the Company intends to contract with. Each operator receives training that includes familiarization with substantially every type of alarm system in our customer base. This enables the operator to tell customers how to turn off their systems in the event of a false alarm, thus reducing the instances in which a field service person must be dispatched. All telephone conversations are automatically recorded. Other non-emergency administrative signals are generated by low battery status, deactivation and reactivation of the alarm monitoring system, and test signals, and are processed automatically by computer.

Enhanced Services

     As a means to increase revenues and to enhance customer satisfaction, we will offer customers an array of enhanced security services, including extended service protection and several different types of alarm verification. These services position us as a full service provider and give dealers more features to sell in their solicitation of new customers. Once we commence full operations we intend to actively solicit our customers for interest in these services. The following provides additional detail on enhanced services:

     - Extended Service Protection, which covers the normal costs of repairing the system during normal business hours, after the expiration of the initial warranty period. A typical security system comes with an initial one(1) year warranty which covers parts and labor. The extended service protection provides the customer with a warranty beyond the initial warranty and it typically costs $200 per year and provides for the repair or replacement of all parts and equipment installed as part of the security system, including window contacts, battery replacements for wireless devices, and motion detectors. It also includes normal maintenance on all wiring. The extended services protection on multi-family dwellings is considerably more expensive ranging on equipment used and size of installation.

     - Two-Way Voice Communication (Remote Audio Verification), which consists of the ability, in the event of an alarm activation, to listen and to talk to persons at the monitored premises from the service center through speakers and microphones located within the premises. Among other things, such remote audio verification helps us to determine whether an alarm activation is a false alarm.

     - Supervised Monitoring Service, which allows the alarm system to send various types of signals containing information on the use of the system, such as which users armed or disarmed the system and at what time of the day. This information is supplied to customers for use in connection with the management of their households or businesses. Supervised monitoring service can also include a daily automatic test feature.

     - Pager Service, which provides the customer with standard pager services that also enables us to reach the customer in the event of an alarm activation.

     - Wireless Back-Up, which permits the alarm system to send signals over a cellular telephone or dedicated radio system, in the event that regular telephone service is interrupted.

     - Alarm Response and Patrol Service, which provides customers in selected markets with rapid, on-premises response to and verification of alarms by armed officers.

     - Medical Information Service, which provides a responder with our customers' specific medical needs, as well as emergency contacts whether home or away.

ADVERTISING AND MARKETING

     We intend to use local radio, local newspaper and direct mail with promotional messages to create sales leads and general brand awareness.

COMPETITION

     The security alarm industry is highly competitive. Management believes that the following companies are the top five alarm companies in the New York metropolitan area. This belief is based on these companies market share in the United States.

     -    ADT  Security  Services,  a  subsidiary  of Tyco  International,  Inc.
          ("ADT");

     -    Protection One;

     -    Security  Link  from  Ameritech,   Inc.,  a  subsidiary  of  Ameritech
          Corporation;

     - Brinks Home Security Inc., a subsidiary of The Pittston Services Group of North America; and

     -    Honeywell Inc.

     Competition in the security alarm industry is based primarily on reliability of equipment, market visibility, services offered, reputation for quality of service, price and the ability to identify and to solicit prospective customers as they move into homes. We believe that we will compete effectively with other national, regional and local security alarm companies due to management's reputation for being reliable locksmiths, our prominent presence in the areas in which we intend to do business due to the fact that the Company is centrally located in the New York area, approximately 20 minutes from all five boroughs of New York City, and our marketing alliances with developers, building owners, cooperative boards and managers of apartment complexes. Presently Mr. Erber provides these entities with the best price available for locks and similar devices, and in exchange these entities list Mr. Erber's locksmith business as a preferred vendor. The Company intends to utilize the alliances in the same manner. The Company will provide developers, building managers and cooperative boards with alarm systems for the building complexes common areas at the best rates possible. In exchange, Mr. Erber believes that based on his past experience as a locksmith these entities will list the Company as a preferred vendor to be used by their building tenants and coop and condominium owners. None of these alliances are subject to written agreements nor at this time are there any oral agreements. At present, Mr. Erber's locksmith business provides locksmith services to an aggregate of approximately fifty (50) developers, building managers and cooperative boards.

REGULATORY MATTERS

     A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include:

     - subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

     - permitting of individual alarm systems and the revocation of such permits following a specified number of false alarms;

     -    imposing fines on alarm customers for false alarms;

     - imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms; and

     - requiring further verification of an alarm signal before the police will respond.

     Our operations are subject to a variety of other laws, regulations and licensing requirements of both domestic and foreign federal, state, and local authorities. In certain jurisdictions, we are required to obtain license or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business. Many jurisdictions also require certain of our employees to obtain licenses or permits. Those employees who serve as patrol officers are often subject to additional licensing requirements, including firearm licensing and training requirements in jurisdictions in which they carry firearms.

     The alarm industry is also subject to requirements imposed by various insurance, approval, listing, and standards organizations. Depending upon the type of customer served, the type of security service provided, and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

     Our advertising and sales practices are regulated in the United States by both the Federal Trade Commission and state consumer protection laws. In addition, certain administrative requirements and laws of the foreign jurisdictions in which we operate also regulate such practices. Such laws and regulations include restrictions on the manner in which we promote the sale of our security alarm systems, the obligation to provide purchasers of our alarm systems with certain rescission rights and certain foreign jurisdictions' restrictions on a company's freedom to contract.

     Our alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines and the type of equipment which may be used in telephone line transmission are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies. In addition, the laws of certain of the foreign jurisdictions in which we operate regulate the telephone communications with the local authorities.

     At  present  we  are  in  compliance   with  all  of  the  above  discussed
regulations. We do not anticipate any difficulties peculiar to our operations in complying with future governmental regulations.

RISK MANAGEMENT

     The nature of the services provided by us potentially exposes us to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of our alarm monitoring agreements and other agreements, pursuant to which we intend to sell our products and services contain provisions limiting liability to customers in an attempt to reduce this risk. Management believes that the Company will have legal liability as a result of any losses incurred by a customer that relates to the installation of an alarm system including losses related to properly installed faulty equipment. In the case of faulty equipment, management believes that the manufacturer will also have liability. Dangers related to problems occurring at the monitoring level will probably expose the Company and its independent monitoring company to legal liability.

     We intend to carry insurance of various types, including general liability and errors and omissions insurance in amounts management considers adequate and customary for our industry and business. Management has contacted several insurance brokers regarding insuring the Company's intended business and has received quotes of insurance policies. Management believes it will be able to obtain the kinds and amounts of insurance customary for the industry. Our loss experience, and the loss experiences at other security service companies, may affect the availability and cost of such insurance. Certain insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

EMPLOYEES

     At December 31, 1999 we employed two individuals on a full time basis, of which one is an executive officer. Ultimately, we expect to maintain a staffing level of at least 15 to 20 employees.

ITEM 2.   PROPERTIES

     Our corporate offices are located at 62-45 Woodhaven Boulevard, Rego Park, New York 11375. We occupy approximately 500 square feet at a rental of $200.00 per month from Mr. Jordan Erber, our Chairman and CEO. We believe that the rental rate is fair and reasonable. We occupy this space on a month to month basis. Our management believes the space is adequate to satisfy our customers need at present. As we grow, the current space will be insufficient, however, there is adequate space available in the area and management believes a move can be accomplished with minimal or no disruption to its operations.

ITEM 3.   LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

     There is no trading market for our Common Stock at present and there has been no trading market to date. Alexander Securities, a market maker, has filed a form C-211 with the NASD for initial listing of our Common Stock on the OTC-Bulletin Board. At present, our Common Stock has not been cleared for trading on the OTC-BB and there is no assurance that the NASD will ever clear our Common Stock. Furthermore, once the Common Sock is cleared to trade, there is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     (a) MARKET PRICE. Our Common Stock is not quoted at the present time.

     Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

     (b) HOLDERS. There are 131 holders of our Common Stock. In March and April 1999, we issued a total of 4,535,000 of our Common Stock to these persons for a total of $16,451 in cash.

     (c) DIVIDENDS. We have not paid any dividends to date, and have no plans to do so in the immediate future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS.

Results of Operations

     We commenced operations on a limited basis in December 1999. Our total revenue for the year ended December 31, 1999 was $14,730. Our net income for that period was $4,814. The future success of the Company will depend to a great extent on management's abilities to implement our business plan.

CAPITAL NEEDS AND FUTURE REQUIREMENTS

     As of December 31, 2000 we raised an aggregate of approximately $16,5000. We have also borrowed approximately $10,000 from third parties. While these monies have allowed us to commence minimal operations, it is not enough to sustain our business plan. In order for us to begin full operations we will need to raise cash immediately. We do not have enough funds to sustain our business for the next twelve months, accordingly, we will need to raise cash during the next twelve months. We intend to raise funds for the expansion of our business and possible business acquisitions. There can be no assurance as to our ability to raise additional funds and there can be no assurances that we will be able to continue as an ongoing concern.

ITEM 7.   FINANCIAL STATEMENTS

     See financial statement annexed hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     This table describes our current directors and executive officers:

     Name                     Age      Title
     ----                     ---      -----
     Jordan Erber             39       President, Treasurer and Chairman of
                                       the Board

     Kathleen LaVeglia        43       Secretary &Director

     Robert Dehmer            26       Director

Jordan Erber - President & Chairman of the Board of Directors - Mr. Erber has been the Company's President, Treasurer and Chairman of the Board since its inception. Since 1983 Mr. Erber has been President of Around the Clock Locksmith Inc. Mr. Erber has been a licensed locksmith since 1981 and he has a license from the New York State Burglar & Fire organization. This license was issued to Mr. Erber upon the completion of a 60 hour course in the installation, wiring and diagnostics of alarm systems. This license is required in the State of New York to install and service burglar and fire alarms.

Kathleen LaVeglia - Secretary & Director - Ms. LaVeglia has been Secretary and a Director of the Company since its inception. Since 1992 Ms. LaVeglia has been a teacher employed by the Board of Education, City of New York. Ms. LaVeglia had been employed for eleven years as a Bookkeeper at Sieger & Smith Inc. Ms. LaVeglia holds an Associates Degree from Queens Borough College in New York.

Robert Dehmer - Director - Mr. Dehmer has been a Director of the Company since its inception. Since 1993 Mr. Dehmer has been an assistant teacher employed by the Board of Education, City of New York. Mr. Dehmer is currently attending Queensboro College in New York. Mr. Dehmer is a licensed real estate agent.

     Our directors serve in their positions until the next annual meeting of stockholders or until the director's successors have been elected and qualified. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board.

ITEM 10.  EXECUTIVE COMPENSATION

     Our President, Mr. Jordan Erber is currently compensated at the rate of $500 per month. As we begin to generate revenues it is anticipated that Mr. Erber will be paid the salary of $60,000 annually. Additionally, Mr. Erber will receive a 5% commission on gross sales initiated by him.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

     Each Director will receive $500 for attending no less than 50% of the Board meetings in that year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This table describes the current ownership of our outstanding Common Stock by (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the company's outstanding Common Stock; and (iii) all of our officers and directors as a group:

                                                               Amount and
                            Name and Address of           Nature of Beneficial       Percent of
Title of Class                Beneficial Owner                    Owner                Class
--------------              -------------------           --------------------       ----------

Common Stock               Jordan Erber                          778,000               17.16%
                           62-45 Woodhaven Blvd.
                           Rego Park, NY  11374

Common Stock               Kathleen LaVeglia                     290,000                6.39%
                           205-48 Brian Crescent
                           Bayside, NY  11360

Common Stock               Robert Dehmer                          10,000                 .22%
                           171-31 21st Avenue
                           Whitestone, NY  11357

Common Stock               Harriet Zahner                        478,000               10.54%
                           571 Oak Drive
                           Far Rockaway, NY 11691

Common Stock               Randi Hagler                          300,000                6.62%
                           924 Northfield Road
                           Woodmere, NY  11598

Common Stock               David Zahner                          300,000                6.62%
                           848 Dickens Street
                           Woodmere, NY  11598

Common Stock               LNE Trading Corp. (1)                 643,000               14.17%
                           18 Weston Place
                           Lawrence, NY  11559

Common Stock               Lottie Smolar                         300,000                6.62%
                           63-04 108 Street, Apt. 3E
                           Forrest Hills, NY  11375

All officers and Directors
as a group (3 persons)                                         1,078,000               23.77%

----------
(1) Les and Joan Erber are the sole shareholders of LNE Trading Corp. Les Erber is the brother of Jordan Erber.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We were incorporated on March 16, 1999 with a total authorized shares of 20,000,000, $0.0001 par value shares. On March 26, 1999 we issued an aggregate of 1,078,000 restricted shares of our Common Stock to the founders of the Company, Jordan Erber, the Company's President (778,000), Kathleen LaVeglia, the Company's Secretary (290,000) and Robert Dehmer, a director of the Company (10,000), at par value. As part of this distribution, 478,000 shares were sold to Harriet Zahner, 300,000 shares to Randi Hagler, 300,000 shares to David Zahner, 643,000 shares to LNE Trading Corp. and 300,000 shares to Lottie Smolar. Other than the fact that each of the foregoing shareholders own in excess of 5% of the shares of the Company, none of them are affiliates of the Company nor are they related to any of the Company's officers or directors. On March 26, 1999 we sold 3,432,000 shares to 25 investors at par value. On March 31, 1999 we sold 10,000 shares to 100 investors for $0.10 per Share. On April 6, 1999 we sold 15,000 shares to three investors for $1.00 per Share.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such report is identified in parenthesis:

     (3)  Articles of Incorporation and Bylaws:

          (i)  Certificate of incorporation of Be Safe Services,  Inc.  (Exhibit
               3.1 to the Company's Form 10-SB);

          (ii) Bylaws of Be Safe Services, inc. (Exhibit 3.2 to the Company's form 10-SB).

     (4)  Instruments defining the rights of security holders:

          (i) Specimen Common Stock Certificate (Exhibit 4.1 to the Company's Form 10-SB).

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                        BE SAFE SERVICES, INC.


Date:    March 29, 2000                 By:  /s/ Jordan Erber
                                             ----------------------------------
                                             Jordan Erber,
                                             President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                              Capacity                        Date
---------                              --------                        ----


/s/ Jordan Erber               President, Treasurer               March 29, 2000
----------------------         and Director
Jordan Erber                   (Principal Executive Officer)


/s/ Kathleen LaVeglia          Secretary and Director             March 29, 2000
----------------------
Kathleen LaVeglia


/s/ Robert Dehmer              Director                           March 29, 2000
----------------------
Robert Dehmer

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999


                                    CONTENTS

                                                                            Page
                                                                            ----

Accountants' audit report                                                     2

Balance sheet                                                                 3

Statement of income and retained earnings                                     4

Statement of changes in shareholders' equity                                  5

Statement of cash flows                                                       6

Notes to financial statements                                                 7

                                 WEISS & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

                               22 WEST 38TH STREET
                          NEW YORK, NEW YORK 10018-6204

TELEPHONE: (212) 302-3400                             TELECOPIER: (212) 764-3269
                                                       http://www.weissandco.com


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Be Safe Services, Inc.

We have audited the accompanying balance sheet of Be Safe Services, Inc. (a development stage company) as of December 31, 1999, and the related statements of income, retained earnings, shareholders' equity, and cash flows for the period March 26, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Be Safe Services, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period March 26, 1999 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Weiss & Company

New York, New York
March 2, 2000

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS

Cash                                                                     $13,652
Accounts receivable                                                       14,730
                                                                         -------

         Total current assets                                             28,382

Intangible assets                                                          9,909
                                                                         -------
                                                                         $38,291
                                                                         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses and taxes                                               $ 8,715
Loans from officers                                                          687
Loans from others                                                          9,909
                                                                         -------
         Total liabilities                                                19,311
                                                                         -------
Common stock, par value $.0001; 20,000,000 shares
    authorized, 4,535,000 shares issued and outstanding                      454
Additional paid-in capital                                                13,712
Retained earnings                                                          4,814
                                                                         -------
         Total shareholders' equity                                       18,980
                                                                         -------
                                                                         $38,291
                                                                         =======


                    See accountants' audit report and notes.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF INCOME AND RETAINED EARNING

                    FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999


Revenues                                                              $   14,730

General and administrative expenses                                        3,139
                                                                      ----------

Operating income                                                          11,591

Interest income                                                              138
                                                                      ----------

Income before officer's compensation                                      11,729

Officer's compensation                                                     4,500
                                                                      ----------

Net income before provision for income taxes                               7,229

Provision for income taxes                                                 2,415
                                                                      ----------

Net income and retained earnings                                      $    4,814
                                                                      ==========

Weighted average number of common shares outstanding                   4,535,000
                                                                      ==========

Net income per share (basic and diluted)                              $     0.00
                                                                      ==========


                    See accountants' audit report and notes.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999


                                             Common       Paid-in       Retained
                                              Stock       Capital       Earnings       Total
                                            --------     --------      --------      --------
Shareholders' equity, March 26, 1999        $   --       $   --        $   --        $   --

Sale of common stock, 4,510,000
shares on March 26,1999                          451         --            --             451

Sale of common stock, 10,000 Shares

on March 30,1999                                   1          999          --           1,000

Sale of common stock, 10,000 Shares

On April 6,1999                                    1       14,999          --          15,000

Cost of stock offering                          --         (2,285)       (2,285)

Net income                                      --           --           4,814         4,814
                                            --------     --------      --------      --------

Shareholders' equity, December 31, 1999     $    453     $ 13,713      $  4,814      $ 18,980
                                            ========     ========      ========      ========


                    See accountants' audit report and notes.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                    FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999


Operating activities
  Net income                                                           $  4,814
     Adjustment to reconcile net income to
      cash used in operating activities
       Accounts receivable                                              (14,730)
       Accrued expenses and taxes                                         8,715
                                                                       --------
                  Net cash used in operating activities                  (1,201)
                                                                       --------
Investing activities
  Acquisition of intangible assets                                       (9,909)
                                                                       --------
                  Net cash used in investing activities                  (9,909)
                                                                       --------

Financing activities
  Proceeds from officers' loans                                             687
  Proceeds from other loans                                               9,909
  Proceeds from issuance of common stock                                 16,451
  Cost of stock offering                                                 (2,285)
                                                                       --------
                  Net cash provided by financing activities              24,762
                                                                       --------
Net increase in cash and cash at end of period                         $ 13,652
                                                                       ========


                    See accountants' audit report and notes.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -  General

          The Company was incorporated in the State of Delaware on March 26, 1999, to distribute, install, and service alarm and surveillance systems. As of December 31, 1999, the Company had not yet engaged in significant business operations.

Note 2 -  Significant accounting policies

          Development stage

          At December 31, 1999, the Company was a development-stage entity since it had not produced any significant revenues from planned principal operations.

          Intangible assets

          This consists of organizational costs which are amortized over a period of five years using the straight-line method.

          Use of estimates

          Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company utilizes estimates in measuring and projecting revenue, in providing for an allowance for doubtful accounts and in recording accrued liabilities. Actual results could differ from those estimates.

          Earnings per share

          On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. The Company adopted this pronouncement during the period ended December 31, 1999, and it had no effect on earnings per share.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 3 -  Loans from officers

          This consists of non-interest-bearing demand loans.

Note 4 -  Loans from others

          This consists of non-interest-bearing demand loans.

Note 5 -  Shareholders' equity

          On March 26, 1999, the Company issued 4,510,000 shares of common stock for $451. 1,078,000 of said shares were issued to officers of the Company.

          On March 30, 1999, the Company issued 10,000 shares of common stock for $1,000.

          On April 6, 1999, the Company issued 15,000 shares of common stock for $15,000.