Form 10QSB
period 2000-03-31
BE SAFE SERVICES INC
filed 2000-05-12
CIK 1084904

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2000                                       Commission File No. 0-26239


                             BE SAFE SERVICES, INC.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          Delaware                                       11,3479172
------------------------------                -------------------------------
(State or jurisdiction of                     (IRS Employer Identification No.)
incorporation or organization)

62-45 Woodhaven Boulevard, Rego Park, New York                      11374
----------------------------------------------                      -----
(Address of Principal Executive Office)                           (Zip Code)

Registrant's telephone number, including area code:    (718) 651-5400
---------------------------------------------------    --------------

Former name, former address and former fiscal year,
if changed since last report:  N/A
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

As of May 1, 2000, there were 4,535,000 shares of Common Stock, $.0001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

Balance Sheet as of March 31, 2000                                     3

Statement of Changes in Stockholders Equity
for the period ended March 31, 2000                                    4

Statement of Operations for the three months
ended March 31, 2000 and March 31, 1999                                5

Statement of Cash Flows for the three months ended
March 31, 2000 and March 31, 1999                                      6

Notes to the financial statements                                      7

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2000




                                     ASSETS

Current assets
  Cash                                                         $  8,677
  Accounts receivable                                            22,276
                                                               --------
         Total current assets                                    30,953

Intangible assets, net of accumulated amortization of $495        9,414
                                                               --------
                                                                $40,367

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses and taxes                                      $11,957
Loans from officers                                                 687
Loans from others                                                 6,909
                                                               --------
         Total liabilities                                       19,553
                                                               --------
Shareholders' equity
  Common stock, par value $.0001; 20,000,000 shares
    authorized, 4,535,000 shares issued and outstanding             454
  Additional paid-in capital                                     11,743
  Retained earnings                                               8,617
                                                               --------
         Total shareholders' equity                              20,814
                                                               --------
                                                                $40,367

                 See accompanying notes to financial statements.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2000


Revenues                                                   $     8,030

General and administrative expenses
 (excluding officer's compensation)                              1,390
                                                           -----------
Operating income                                                 6,640

Interest income                                                     35
                                                           -----------
Income before officer's compensation                             6,675

Officer's compensation                                           1,500
                                                           -----------
Net income before provision for income taxes                     5,175

Provision for income taxes                                       1,372
                                                           -----------
Net income                                                       3,803

Retained earnings, beginning of period                           4,814
                                                           -----------
Retained earnings, end of period                           $     8,617
                                                           ===========

Weighted average number of common shares outstanding         4,535,000
                                                           ===========
Net income per share (basic and diluted)                   $      0.00
                                                           ===========

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2000



                                       Common    Paid-in     Retained
                                        Stock    Capital     Earnings    Total
                                        -----    -------     --------    -----
Shareholders' equity, January 1, 2000    $454     $13,712     $4,814    $18,980

Cost of stock offering                      -      (1,969)         -     (1,969)

Net income                                  -           -      3,803      3,803
                                         ----     -------     ------    -------

Shareholders' equity, March 31, 2000     $454     $11,743     $8,617    $20,814
                                         ====     =======     ======    =======

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2000




Operating activities
  Net income                                                   $  3,803
    Adjustment to reconcile net income to
      cash used in operating activities
      Amortization                                                  495
      Changes in operating assets and liabilities
         Accounts receivable                                     (7,546)
         Accrued expenses and taxes                               3,242
                                                              ---------

                  Net cash used in operating activities              (6)
                                                              ---------

Financing activities
  Repayment of loans from others                                 (3,000)
  Cost of stock offering                                         (1,969)
                                                              ---------

                  Net cash used in financing activities          (4,969)
                                                              ---------

Net decrease in cash                                             (4,975)

Cash at beginning of period                                      13,652
                                                              ---------
Cash at end of period                                         $   8,677
                                                              =========

Supplementary information:

   Income taxes paid on a cash basis                          $   2,199
                                                              =========
   Interest paid on a cash basis                                     -
                                                              =========

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - General

         The Company was incorporated in the State of Delaware on March 26, 1999, to distribute, install, and service alarm and surveillance systems. As of March 31, 2000, the Company had not yet engaged in significant business operations.

Note 2 - Significant accounting policies

         Basis of presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2000.

         Development stage

         At March 31, 2000, the Company was a development-stage entity since it had not produced any significant revenues from planned principal operations.

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

Note 5 - Shareholders' equity

         On March 26, 1999, the Company issued 4,510,000 shares of common stock for $451. Of said shares, 1,078,000 were issued to officers of the Company.

         On March 30, 1999, the Company issued 10,000 shares of common stock for $1,000.

         On April 6, 1999, the Company issued 15,000 shares of common stock for $15,000.

         The costs of the stock offering, $1,969 in 2000, and $2,286 in 1999, were charged to paid-in capital in their respective years.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE PERIOD ENDED MARCH 31, 1999

         We commenced operations on a limited basis in December 1999. Our revenue for the three months ended March 31, 2000 was $8,030 compared to no sales for the period of March 26, 1999 (date of inception) to March 31, 1999. Our net income for the period ended March 31, 2000 was $3803 compared to $0 for the period ended March 31, 1999. The future success of the Company will depend to a great extent on management's abilities to implement our business plan.

Capital Needs and Future Requirements

         As of March 31, 2000 we raised an aggregate of approximately $13,000. We have also borrowed approximately $6,900 from third parties. While these monies have allowed us to commence minimal operations, it is not enough to sustain our business plan. In order for us to begin full operations we will need to raise cash immediately. We do not have enough funds to sustain our business plan for the next twelve months, accordingly, we will need to raise cash during the next twelve months. We intend to raise funds for the expansion of our business and possible business acquisitions. There can be no assurance as to our ability to raise additional funds and there can be no assurances that we will be able to continue as an ongoing concern.

Inflation

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

Additional Factors That May Affect Future Results

Future Operating Results Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the acceptance of the BusinessMall by small and mid-sized businesses, and the Company's ability to manage expense levels.

Need for Additional Capital As of March 31, 2000, the Company had approximately $8,700 of cash and short term investments. The Company has experienced negative cash flows since inception and expects the negative cash flow to continue until significant revenue is generated by the Company's subsidiaries. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to BusinessMall.Com. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's internet websites. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Forward Looking Statements This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2:  Changes in Securities and Use of Proceeds

                  (a)      None

                  (b)      None

                  (c)      None

                  (d)      Not Applicable

Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 12, 2000                  BE SAFE SERVICES, INC.



                                       By: /s/ Jordan Erber
                                           --------------------------------
                                           Jordan Erber, President and Principal
                                           Executive and Financial Officer