Form 10QSB
period 2000-06-30
BE SAFE SERVICES INC
filed 2000-08-18
CIK 1084904

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

                   For the Quarter Period Ended June 30, 2000

                          Commission File No. 0-26239


                             BE SAFE SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                  11-3479172
            --------                                  ----------
   (State or jurisdiction of                         (IRS Employer
  incorporation or organization)                   Identification No.)

62-45 Woodhaven Boulevard, Rego Park, New York             11374
----------------------------------------------             -----
(Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number, including area code:    (718) 651-5400
---------------------------------------------------    --------------

              Former name, former address and former fiscal year,
                       if changed since last report: N/A
                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


As of August 15, 2000, there were 4,535,000 shares of Common Stock, $.0001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

         Item 1:    Financial Statements

         Balance Sheet as of June 30, 2000                             3

         Statement of Operations for the three months
         ended June 30, 2000 and June 30, 1999                         4

         Statement of Changes in Stockholders Equity
         for the period ended June 30, 2000                            5

         Statement of Cash Flows for the three months ended
         June 30, 2000 and June 30, 1999                               6

         Notes to the financial statements                             7

                                     BE SAFE SERVICES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                         BALANCE SHEETS


                                             ASSETS

                                                                      June 30,          Dec. 31,         June 30,
                                                                        2000              1999             1999
                                                                       --------          --------        --------
                                                                     (unaudited)                        (unaudited)
Current assets
  Cash                                                                 $  4,448          $ 13,652        $ 17,092
  Accounts receivable                                                    21,183            14,730               -
                                                                       --------          --------        --------
                  Total current assets                                   25,631            28,382          17,092

Intangible assets, net of accumulated amortization
   of $990 and $0 and $0 respectively                                     8,919             9,909           9,909
                                                                       --------          --------        --------
                                                                       $ 34,550          $ 38,921        $ 27,001
                                                                       ========          ========        ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accrued expenses and taxes                                           $ 12,705          $  8,715        $  2,101
  Loans and exchanges                                                     5,500             9,909           9,909
  Loans from officers                                                       687               687             687
                                                                       --------          --------        --------
               Total current liabilities                                 18,892            19,311          12,697
                                                                       --------          --------        --------

Common stock, par value $.0001, 20,000,000 shares
    authorized, 4,535,000 shares issued and outstanding                     454               454             454
Additional paid-in capital                                               10,422            13,712          15,997
Retained earnings (Accumulated deficit)                                   4,782             4,814          (2,147)
                                                                       --------          --------        --------
              Total shareholders' equity                                 15,658            18,980          14,304
                                                                       --------          --------        --------
                                                                       $ 34,550          $ 38,291        $ 27,001
                                                                       ========          ========        ========

                 See accompanying notes to financial statements.

                                     BE SAFE SERVICES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                 SIX MONTHS ENDED JUNE 30, 2000
                                               AND
                            FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                                      THROUGH JUNE 30, 1999


                                                                                  2000                     1999
                                                                                --------                ---------
Revenues                                                                        $ 15,148                $       -

General and administrative expenses                                               15,112                    2,213
                                                                                --------                ---------
Operating income (loss)                                                               36                   (2,213)

Interest income                                                                       53                       66
                                                                                --------                ---------
Net income (loss) before taxes                                                        89                   (2,147)

Provision for franchise taxes                                                        121                        -
                                                                                --------                ---------
Net loss                                                                        $    (32)               $  (2,147)
                                                                                ========                =========
Net loss per share (basic and diluted)                                          $  (0.00)               $   (0,00)
                                                                                ========                =========
Weighted average number of
  common shares outstanding                                                    4,535,000                 4,535,000
                                                                               =========                 =========

                 See accompanying notes to financial statements.

                                     BE SAFE SERVICES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (UNAUDITED)

                                 SIX MONTHS ENDED JUNE 30, 2000
                                               AND
                            FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                                      THROUGH JUNE 30, 1999


                                                            Common        Paid-in        Retained
                                                             Stock        Capital        Earnings         Total
                                                           --------      ----------      ---------      ---------
Stockholders' equity, March 26, 1999                       $      -      $        -      $       -      $       -

Issuance of common stock, 4,510,000 shares                      451               -              -            451

Issuance of common stock, 25,000 shares                           3          15,997              -         16,000

Net loss                                                          -               -         (2,147)        (2,147)
                                                           --------      ----------      ---------      ---------
Stockholders' equity, June 30, 1999                             454          15,997         (2,147)        14,304

Cost of stock offering                                            -          (2,285)                       (2,285)

Net income                                                        -               -          6,961          6,961
                                                           --------      ----------      ---------      ---------
Stockholders' equity, December 31, 1999                         454          13,712          4,814         18,980

Cost of stock offering                                            -          (3,290)                       (3,290)

Net loss                                                          -               -            (32)           (32)
                                                           --------      ----------      ---------      ---------
Stockholders' equity, June 30, 2000                        $    454      $   10,422      $   4,782      $  15,658
                                                           ========      ==========      =========      =========

                 See accompanying notes to financial statements.



                                     BE SAFE SERVICES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                 SIX MONTHS ENDED JUNE 30, 2000
                                               AND
                            FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                                      THROUGH JUNE 30, 1999

                                                                                  2000                     1999
                                                                               ---------                ---------
Operating activities
  Net loss                                                                     $     (32)               $  (2,147)
  Adjustments to reconcile net income to net cash
    used in operating activities
       Amortization                                                                  990                        -
       Changes in operating assets and liabilities
           Accounts receivable                                                    (6,453)                       -
           Accrued expenses and taxes                                              3,990                    2,100
                                                                               ---------                ---------
                  Net cash used in operating activities                           (1,505)                     (47)
                                                                               ---------                ---------
Investing activities
  Acquisition of intangible assets                                                     -                   (9,909)
                                                                               ---------                ---------
                  Net cash used in investing activities                                -                   (9,909)
                                                                               ---------                ---------
Financing activities
  Proceeds from officers' loans                                                        -                      687
  Proceeds (repayment) of other loans                                             (4,409)                   9,909
  Proceeds from issuance of common stock                                               -                   16,452
  Cost of stock offering                                                          (3,290)                       -
                                                                               ---------                ---------
                  Net cash provided by (used in) financing activities             (7,699)                  27,048
                                                                               ---------                ---------
Net increase (decrease) in cash                                                   (9,204)                  17,092

Cash, beginning of period                                                         13,652                        -
                                                                               ---------                ---------
Cash, end of period                                                            $   4,448                $  17,092
                                                                               =========                =========
Supplementary information
    Income taxes paid on a cash basis                                          $   2,199                $       -
                                                                               =========                =========

                 See accompanying notes to financial statements.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - General

         The Company was incorporated in the State of Delaware on March 26, 1999, to distribute, install, and service alarm and surveillance systems. As of June 30, 2000, the Company had not yet engaged in significant business operations.

Note 2 - Significant accounting policies

         Basis of presentation

         The accompanying financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2000 and 1999, and the results of operations and cash flows for the six months ended June 30, 2000, and for the period of March 26, 1999 (inception) through June 30, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2000.

         Development stage

         At June 30, 2000, the Company was a development-stage entity since it had not produced any significant revenues from planned principal operations.

         Intangible assets

         This consists of organizational costs which are amortized over a period of five years using the straight-line method.

         Earnings per share

         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. The Company adopted this pronouncement during the period ended December 31, 1999, and it had no effect on earnings per share.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Loans and exchanges

         This consists of non-interest-bearing demand loans.

Note 4 - Loans from officers

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

         The costs of the stock offering, $3,290 in 2000, and $2,285 in 1999, were charged to paid-in capital in their respective years.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE PERIOD ENDED JUNE 30, 1999

         We commenced operations on a limited basis in December 1999. Our revenue for the six months ended June 30, 2000 was $15,148 compared to no sales for the six months ended June 30, 1999. Our net loss for the period ended June 30, 2000 was $32 compared to a net loss of $2,147 for the period ended June 30, 1999. The future success of the Company will depend to a great extent on management's abilities to implement our business plan.

Capital Needs and Future Requirements

         As of June 30, 2000 we raised an aggregate of approximately $16,451. We have also borrowed approximately $5,500 from third parties and $687 from officers. While these monies have allowed us to commence minimal operations, it is not enough to sustain our business plan. In order for us to begin full operations we will need to raise cash immediately. We do not have enough funds to sustain our business plan for the next twelve months, accordingly, we will need to raise cash during the next twelve months. We intend to raise funds for the expansion of our business and possible business acquisitions. There can be no assurance as to our ability to raise additional funds and there can be no assurances that we will be able to continue as an ongoing concern.

Inflation

         The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

Additional Factors That May Affect Future Results

Future Operating Results:Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity.

Need for Additional: Capital As of June 30, 2000, the Company had approximately $4,448 of cash and short term investments. The Company's future success is highly dependent upon its access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Forward Looking: Statements This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

Dated:   August 17, 2000               BE SAFE SERVICES, INC.



                                       By: /s/ Jordan Erber
                                          --------------------------------------
                                           Jordan Erber, President and Principal
                                           Executive and Financial Officer