Form 10QSB
period 2000-09-30
BE SAFE SERVICES INC
filed 2000-11-13
CIK 1084904

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

For the Quarter Period Ended
September 30, 2000                                   Commission File No. 0-26239

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

                                 Yes [X] No [ ]


As of November 10, 2000, there were 4,535,000 shares of Common Stock, $.0001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

Balance Sheet as of September 30, 2000                                 3

Statement of Operations for the three months
ended September 30, 2000 and September 30, 1999                        4

Statement of Changes in Stockholders Equity

for the period ended September 30, 2000                                5

Statement of Cash Flows for the three months ended
September 30, 2000 and September 30, 1999                              6

Notes to the financial statements                                      7

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                                                      Sept. 30,         Dec. 31,         Sept. 30,
                                                                         2000              1999             1999
                                                                         ----              ----             ----
                                                                      (unaudited)                        (unaudited)
Current assets
  Cash                                                                 $ 11,230          $ 13,652        $ 15,986
  Accounts receivable                                                    13,606            14,730               -
                                                                       --------          --------        --------
                  Total current assets                                   24,836            28,382          15,986

Intangible assets, net of accumulated amortization
   of $1,486, $0 and $0 respectively                                      8,423             9,909           9,909
                                                                       --------          --------        --------
                                                                       $ 33,259          $ 38,291        $ 25,895
                                                                       ========          ========        ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued expenses and taxes                                           $ 13,636          $  8,715        $  4,200
  Loans and exchanges                                                     5,500             9,909           9,909
  Loans from officers                                                       687               687             687
                                                                     ----------        ----------      ----------
               Total current liabilities                                 19,823            19,311          14,796
                                                                       --------          --------        --------

Common stock, par value $.0001; 20,000,000 shares
    authorized, 4,535,000 shares issued and outstanding                     454               454             454
Additional paid-in capital                                               10,422            13,712          15,997
Retained earnings (accumulated deficit)                                   2,560             4,814          (5,352)
                                                                       --------          --------        --------
              Total stockholders' equity                                 13,436            18,980          11,099
                                                                       --------          --------        --------
                                                                        $33,259           $38,291         $25,895
                                                                       ========          ========        ========

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       AND
                    FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                           THROUGH SEPTEMBER 30, 1999


                                                                                 2000                      1999
                                                                                 ----                      ----
Revenues                                                                       $ 15,875                 $       -

General and administrative expenses                                              17,895                     5,456
                                                                               --------                 ---------
Operating loss                                                                   (2,020)                   (5,456)

Interest income                                                                      56                       104
                                                                               --------                 ---------
Net loss before taxes                                                            (1,964)                   (5,352)

Provision for franchise taxes                                                       290                         -
                                                                               --------                 ---------

Net loss                                                                       $ (2,254)                $  (5,352)
                                                                               =========                =========

Net loss per share (basic and diluted)                                         $   (0.00)               $   (0.00)
                                                                               =========                =========
Weighted average number of
  common shares outstanding                                                    4,535,000                4,535,000
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

                                              BE SAFE SERVICES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)

                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                        AND
                                     FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                                            THROUGH SEPTEMBER 30, 1999



                                                              Common       Paid-in         Retained
                                                               Stock       Capital         Earnings        Total
                                                               -----       -------         --------        -----
Stockholders' equity, March 26, 1999                       $      -       $       -       $      -      $       -

Issuance of common stock, 4,510,000 shares                      451               -              -            451

Issuance of common stock, 25,000 shares                           3          15,997              -         16,000

Net loss                                                          -               -         (5,352)        (5,352)
                                                           --------       ---------       --------      ---------

Stockholders' equity, September 30, 1999                        454          15,997         (5,352)        11,099

Cost of stock offering                                            -          (2,285)             -         (2,285)

Net income                                                        -               -         10,166         10,166
                                                           --------       ---------       --------      ---------

Stockholders' equity, December 31, 1999                         454          13,712          4,814         18,980

Cost of stock offering                                            -          (3,290)             -         (3,290)

Net loss                                                          -               -         (2,254)        (2,254)
                                                           --------       ---------       --------      ---------
Stockholders' equity, September 30, 2000                   $    454       $  10,422       $  2,560      $  13,436
                                                           ========       =========       ========      =========

                 See accompanying notes to financial statements.

                                    BE SAFE SERVICES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                            FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                                   THROUGH SEPTEMBER 30, 1999

                                                                                 2000                      1999
                                                                                 ----                      ----
Operating activities
  Net loss                                                                     $  (2,254)               $  (5,352)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Amortization                                                                1,486                        -
       Changes in operating assets and liabilities
           Accounts receivable                                                     1,124                        -
           Accrued expenses and taxes                                              4,921                    4,200
                                                                               ---------                ---------
                  Net cash provided by (used in) operating activities              5,277                   (1,152)
                                                                               ---------                ---------
Investing activities
  Acquisition of intangible assets                                                     -                   (9,909)
                                                                               ---------                ---------
                  Net cash used in investing activities                                -                   (9,909)
                                                                               ---------                ---------
Financing activities
  Proceeds from officers' loans                                                        -                      687
  Proceeds (repayment) of other loans                                             (4,409)                   9,909
  Proceeds from issuance of common stock                                               -                   16,451
  Cost of stock offering                                                          (3,290)                       -
                                                                               ---------                ---------
                  Net cash provided by (used in) financing activities             (7,699)                  27,047
                                                                               ---------                ---------

Net increase (decrease) in cash                                                   (2,422)                  15,986

Cash, beginning of period                                                         13,652                        -
                                                                               ---------                ---------
Cash, end of period                                                            $  11,230                $  15,986
                                                                               =========                =========
Supplementary information
    Income taxes paid on a cash basis                                          $   2,199                $       -
                                                                               =========                =========

                 See accompanying notes to financial statements.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - General

         The Company was incorporated in the State of Delaware on March 26, 1999, to distribute, install, and service alarm and surveillance systems. As of September 30, 2000, the Company had not yet engaged in significant business operations.

Note 2 - Significant accounting policies

         Basis of presentation

         The accompanying financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2000 and 1999, and the results of operations and cash flows for the nine months ended September 30, 2000, and for the period of March 26, 1999 (inception) through September 30, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2000.

         Development stage

         At September 30, 2000, the Company was a development-stage entity since it had not produced any significant revenues from planned principal operations.

         Intangible assets

         This consists of organizational costs, which are amortized over a period of five years using the straight-line method.

         Earnings per share

         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. The Company adopted this pronouncement during the period ended December 31, 1999, and it had no effect on earnings per share.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 3 - Loans and exchanges

         This consists of non-interest-bearing demand loans.

Note 4 - Loans from officers

         This consists of non-interest-bearing demand loans.

Note 5 - Stockholders' equity

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE PERIOD ENDED SEPTEMBER 30, 1999

         We commenced operations on a limited basis in December 1999. Our revenue for the nine months ended September 30, 2000 was $15,875 compared to no sales for the nine months ended September 30, 1999. Our net loss for the period ended September 30, 2000 was $1,964 compared to a net loss of $5,342 for the period ended September 30, 1999. The future success of the Company will depend to a great extent on management's abilities to implement our business plan.

Capital Needs and Future Requirements

         As of September 30, 2000 we raised an aggregate of approximately $16,451. We have also borrowed approximately $5,500 from third parties and $687 from officers. While these monies have allowed us to commence minimal operations, it is not enough to sustain our business plan. In order for us to begin full operations we will need to raise cash immediately. We do not have enough funds to sustain our business plan for the next twelve months, accordingly, we will need to raise cash during the next twelve months. We intend to raise funds for the expansion of our business and possible business acquisitions. There can be no assurance as to our ability to raise additional funds and there can be no assurances that we will be able to continue as an ongoing concern.

Inflation

         The Company believes that there has not been a significant impact from inflation on the Company's operations since it's inception.

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

Need for Additional Capital As of September 30, 2000, the Company had approximately $11,320 of cash and short term investments. The Company's future success is highly dependent upon its access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

Dated:   November 13, 2000             BE SAFE SERVICES, INC.



                                       By:      /s/ Jordan Erber
                                           -------------------------------------
                                           Jordan Erber, President and Principal
                                           Executive and Financial Officer