Form 10KSB
period 2000-12-31
BE SAFE SERVICES INC
filed 2001-04-25
CIK 1084904

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to ___________.

Commission File Number:   0-26239


                                BE SAFE SERVICES, INC.
                                ----------------------
                 (Exact Name of Registrant as Specified in its Charter)


       State of Delaware                                  11-3479172
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

              62-45 Woodhaven Boulevard, Rego Park, New York 11374
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 651-5400
                                 --------------
                            Issuers telephone number

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.
[ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State Issuer's revenues for its most fiscal year  $17,904

There are no recent quotes available for the Issuer's common stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by nonaffiliates of the Issuer as of any recent date.

On April 20, 2001, the Issuer had outstanding 4,535,000 shares of Common Stock, which is the Issuer's only class of common stock.

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

EMPLOYEES

         At December 31, 2000 we employed two individuals on a full time basis, of which one is an executive officer. Ultimately, we expect to maintain a staffing level of at least 15 to 20 employees.

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

         (a)  MARKET PRICE.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS.

Results of Operations

         We commenced operations on a limited basis in December 1999. Our total revenue for the year ended December 31, 1999 was $14,730 compared to revenues of $17,904 for the year ended December 31, 2000. Our net income for the year ended December 31, 1999 was $4,814 compared to a net loss of $23,551 for the year ended December 31, 2000. Our losses for the year ended December 31, 2000 were directly attributable to an increase in general and administrative costs of $33,416 compared to the year ended December 31, 1999. The future success of the Company will depend to a great extent on management's abilities to implement our business plan.

CAPITAL NEEDS AND FUTURE REQUIREMENTS

         As of December 31, 2000 we raised an aggregate of approximately $16,500. We were indebted to third parties in the amount of $5,500 for loans made to us during the year ended December 31, 2000. While these monies have allowed us to commence minimal operations, it is not enough to sustain our business plan. In order for us to begin full operations we will need to raise cash immediately. We do not have enough funds to sustain our business for the next twelve months, accordingly, we will need to raise cash during the next twelve months. We intend to raise funds for the expansion of our business and possible business acquisitions. There can be no assurance as to our ability to raise additional funds and there can be no assurances that we will be able to continue as an ongoing concern.

         Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of our net losses since our inception and severe liquidity problems. Our liquidity and capital resources could improve in the short term by (i) increased revenues and (ii) financing activities. An inability to generate cash from either of theses factors could cause us to cease operations.

ITEM 7.   FINANCIAL STATEMENTS

         See financial statement annexed hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         This table describes our current directors and executive officers:

         Name                        Age               Title
         ----                        ---               -----
         Jordan Erber                39                President,
                                                       Treasurer and
                                                       Chairman of
                                                       the Board
         Kathleen LaVeglia           43                Secretary & Director
         Robert Dehmer               26                Director

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This table describes the current ownership of our outstanding Common Stock by (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the company's outstanding Common Stock; and (iii) all of our officers and directors as a group:

                                                          Amount and
                         Name and Address of         Nature of Beneficial    Percent of
Title of Class            Beneficial Owner                   Owner              Class
--------------            ----------------                   -----              -----
Common Stock               Jordan Erber                      778,000            17.16%
                           62-45 Woodhaven Blvd.
                           Rego Park, NY  11374

Common Stock               Kathleen LaVeglia                 290,000             6.39%
                           205-48 Brian Crescent
                           Bayside, NY  11360

Common Stock               Robert Dehmer                      10,000              .22%
                           171-31 21st Avenue
                           Whitestone, NY  11357

Common Stock               Harriet Zahner                    478,000            10.54%
                           571 Oak Drive
                           Far Rockaway, NY 11691

Common Stock               Randi Hagler                      300,000             6.62%
                           924 Northfield Road
                           Woodmere, NY  11598

Common Stock               David Zahner                      300,000             6.62%
                           848 Dickens Street
                           Woodmere, NY  11598

Common Stock               LNE Trading Corp. (1)             643,000            14.17%
                           18 Weston Place
                           Lawrence, NY  11559

Common Stock               Lottie Smolar                     300,000             6.62%
                           63-04 108 Street, Apt. 3E
                           Forrest Hills, NY  11375

All officers and Directors
as a group (3 persons)                                     1,078,000            23.77%
-----------------

(1) Les and Joan Erber are the sole shareholders of LNE Trading Corp. Les Erber is the brother of Jordan Erber.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We were incorporated on March 16, 1999 with a total authorized shares of 20,000,000, $0.0001 par value shares. On March 26, 1999 we issued an aggregate of 1,078,000 restricted shares of our Common Stock to the founders of the Company, Jordan Erber, the Company's President (778,000), Kathleen LaVeglia, the Company's Secretary (290,000) and Robert Dehmer, a director of the Company (10,000), at par value. As part of this distribution, 478,000 shares were sold to Harriet Zahner, 300,000 shares to Randi Hagler, 300,000 shares to David Zahner, 643,000 shares to LNE Trading Corp. and 300,000 shares to Lottie Smolar. Other than the fact that each of the foregoing shareholders own in excess of 5% of the shares of the Company, none of them are affiliates of the Company nor are they related to any of the Company's officers or directors. On March 26, 1999 we sold 3,432,000 shares to 25 investors at par value. On March 30, 1999 we sold 10,000 shares to 100 investors for $0.10 per Share. On April 6, 1999 we sold 15,000 shares to three investors for $1.00 per Share.

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

                                                     Be Safe Services, Inc.



Date:    April 24, 2001                              By: /s/ Jordan Erber
                                                         ----------------------
                                                         Jordan Erber, President
                                                         and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                           Capacity                            Date
---------                           --------                            ----

/s/ Jordan Erber               President, Treasurer               April 24, 2001
-----------------------        and Director
Jordan Erber                   (Principal Executive Officer)


/s/ Kathleen LaVeglia          Secretary and Director             April 24, 2001
-----------------------
Kathleen LaVeglia


/s/ Robert Dehmer               Director                          April 24, 2001
-----------------------
Robert Dehmer

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       AND
                    FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                    CONTENTS

                                                                  Page

         Auditors' report                                          F-2

         Balance sheets                                            F-3

         Statements of operations                                  F-4

         Statements of changes in shareholders' equity             F-5

         Statements of cash flows                                  F-6

         Notes to financial statements                             F-7

                                 WEISS & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

                               22 WEST 38TH STREET
                          NEW YORK, NEW YORK 10018-6269

TELEPHONE: (212) 302-3400        weissandco.com        FACSIMILE: (212) 764-3269



                          INDEPENDENT AUDITORS' REPORT



         To the Board of Directors
         Be Safe Services, Inc.

         We have audited the accompanying balance sheets of Be Safe Services, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2000 and for the period March 26, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Be Safe Services, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period March 26, 1999
         (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in
         Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         /s/ Weiss & Company

         New York, New York
         April 20, 2001

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                  DECEMBER 31,


                                     ASSETS

                                                                                             2000                  1999
                                                                                             ----                  ----
         Current assets
           Cash                                                                            $ 12,462              $ 13,652
           Accounts receivable                                                               14,407                14,730
                                                                                           --------              --------
                           Total current assets                                              26,869                28,382

         Intangible assets, net of accumulated
            amortization of $1,982 and $0, respectively                                       7,927                 9,909
                                                                                           --------              --------
                                                                                           $ 34,796              $ 38,291
                                                                                           ========              ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

         Current liabilities
           Accrued expenses and taxes                                                      $ 36,470             $   8,715
           Loans and exchanges                                                                5,500                 9,909
           Loans from officers                                                                  687                   687
                                                                                           --------              --------
                        Total current liabilities                                            42,657                19,311
                                                                                           --------              --------

         Shareholders' equity
           Common stock, par value $.0001; 20,000,000 shares
               authorized, 4,535,000 shares issued and outstanding                              454                   454
           Additional paid-in capital                                                        10,422                13,712
           Retained earnings (accumulated deficit)                                          (18,737)                4,814
                                                                                           --------              --------
                       Total shareholders' equity (net capital deficiency)                   (7,861)               18,980
                                                                                           --------              --------
                                                                                           $ 34,796              $ 38,291
                                                                                           ========              ========

                        See auditors' report and notes.

                                              BE SAFE SERVICES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF OPERATIONS

                                       FOR THE YEAR ENDED DECEMBER 31, 2000
                                                        AND
                                     FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                                             THROUGH DECEMBER 31, 1999

                                                                                                               Mar. 26, 1999
                                                                                                              (inception) to
                                                                       2000                  1999              Dec. 31, 2000
                                                                       ----                  ----              -------------
         Revenues                                                    $ 17,904              $ 14,730              $ 32,634

         General and administrative expenses                           41,055                 7,639                48,694
                                                                     --------              --------              --------

         Operating income (loss)                                      (23,151)                7,091               (16,060)

         Interest income                                                   59                   138                   197
                                                                     --------              --------              --------

         Net income (loss) before taxes                               (23,092)                7,229               (15,863)

         Provision for franchise taxes                                    459                 2,415                 2,874
                                                                     --------              --------              --------

         Net income (loss)                                           $(23,551)             $  4,814              $(18,737)
                                                                     ========              ========              ========

         Net income (loss) per share
              (basic and diluted)                                    $  (0.01)             $   0.00
                                                                     ========              ========

         Weighted average number of
           common shares outstanding (000's)                            4,535                 4,535
                                                                     ========              ========

                        See auditors' report and notes.

                                              BE SAFE SERVICES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       FOR THE YEAR ENDED DECEMBER 31, 2000
                                                        AND
                                     FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                                             THROUGH DECEMBER 31, 1999



                                                                       Common       Paid-in        Retained
                                                                        Stock       Capital        Earnings         Total
                                                                        -----       -------        --------         -----
         Shareholders' equity, March 26, 1999                           $  -         $     -       $      -        $     -

         Issuance of common stock, 4,510,000 shares                      451               -              -            451

         Issuance of common stock, 25,000 shares                           3          15,997              -         16,000

         Cost of stock offering                                            -          (2,285)                       (2,285)

         Net income                                                        -               -          4,814          4,814
                                                                        ----         -------       --------        -------
         Shareholders' equity, December 31, 1999                         454          13,712          4,814         18,980

         Cost of stock offering                                            -          (3,290)                       (3,290)

         Net loss                                                          -               -        (23,551)       (23,551)
                                                                        ----         -------       --------        -------
         Shareholders' equity, December 31, 2000                        $454         $10,422       $(18,737)       $(7,861)
                                                                        ====         =======       ========        =======

                        See auditors' report and notes.

                                              BE SAFE SERVICES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF CASH FLOWS

                                       FOR THE YEAR ENDED DECEMBER 31, 2000
                                                        AND
                                      FOR THE PERIOD MARCH 26, 1999 (INCEPTION)
                                             THROUGH DECEMBER 31, 1999



                                                                                                               Mar. 26, 1999
                                                                                                              (inception) to
                                                                                  2000           1999          Dec. 31, 2000
                                                                                  ----           ----          -------------

         Operating activities
           Net income (loss)                                                    $(23,551)       $  4,814        $ (18,737)
           Adjustments to reconcile net income (loss) to
             net cash provided by (used in) operating activities
                Amortization                                                       1,982               -            1,982
                Changes in operating assets and liabilities
                    Accounts receivable                                              323         (14,730)         (14,407)
                    Accrued expenses and taxes                                    27,755           8,715           36,470
                                                                                --------        --------        ---------

                           Net cash provided by (used in)
                              operating activities                                 6,509          (1,201)           5,308
                                                                                --------        --------        ---------
         Investing activities
           Acquisition of intangible assets                                            -          (9,909)          (9,909)
                                                                                --------        --------        ---------
                           Net cash used in investing activities                       -          (9,909)          (9,909)
                                                                                --------        --------        ---------
         Financing activities
           Proceeds from officers' loans                                               -             687              687
           Proceeds (repayment) of other loans                                    (4,409)          9,909            5,500
           Proceeds from issuance of common stock                                      -          16,451           16,451
           Cost of stock offering                                                 (3,290)         (2,285)          (5,575)
                                                                                --------        --------        ---------
                           Net cash provided by (used in)
                              financing activities                                (7,699)         24,762           17,063
                                                                                --------        --------        ---------
         Net increase (decrease) in cash                                          (1,190)         13,652           12,462

         Cash, beginning of period                                                13,652               -                -
                                                                                --------        --------        ---------

         Cash, end of period                                                    $ 12,462        $ 13,652        $  12,462
                                                                                ========        ========        =========
         Supplementary information
             Income taxes paid on a cash basis                                  $  2,199        $      -        $       -
                                                                                ========        ========        =========

                        See auditors' report and notes.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - General

          The Company was incorporated in the State of Delaware on March 26, 1999, to distribute, install, and service alarm and surveillance systems. As of December 31, 2000, the Company had not yet engaged in significant business operations.

Note 2 - Significant accounting policies

          Development stage

          At December 31, 2000, the Company was a development-stage entity since it had not produced any significant revenues from planned principal operations.

          Going concern

          The Company incurred an operating loss of $23,092 for the year ended December 31, 2000. During 2000 and 1999, the Company funded its working capital needs through the issuance of its common stock and revenues from limited services performed. The Company's ability to operate is dependent on its ability to raise additional capital and to generate income through the performance of services. There can be no assurance that the above will occur at any time or in a manner that allows the Company to continue its operations in its present form.

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

Note 3 -  Loans and exchanges

          This consists of non-interest-bearing demand loans from unrelated parties.

Note 4 -  Loans from officers

          This consists of non-interest-bearing demand loans.

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