Form 10QSB
period 2001-03-31
BE SAFE SERVICES INC
filed 2001-05-14
CIK 1084904

===============================================================================+

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                               ------------------------

                                      FORM 10-QSB

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2001                                       Commission File No. 0-26239


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

Former name, former address and former fiscal year,
if changed since last report:                                   N/A
--------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of May 14, 2001, there were 4,535,000 shares of Common Stock, $.0001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

         Item 1:    Financial Statements

         Balance Sheet as of March 31, 2001                             3

         Statement of Operations for the three months
         ended March 31, 2001 and March 31, 2000                        4

         Statement of Changes in Stockholders Equity
         for the period ended March 31, 2001                            5

         Statement of Cash Flows for the three months ended
         March 31, 2001 and March 31, 2000                              6

         Notes to the financial statements                              7

                                BE SAFE SERVICES, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS


                                        ASSETS

                                                                                        March 31,                 Dec. 31,
                                                                                          2001                      2000
                                                                                          ----                      ----
                                                                                       (unaudited)
         Current assets
           Cash                                                                         $ 16,681                  $ 12,462
           Accounts receivable                                                            10,655                    14,407
                                                                                        --------                  --------
                           Total current assets                                           27,336                    26,869

         Intangible assets, net of accumulated amortization
            of $2,477 and $1,982,  respectively                                            7,432                     7,927
                                                                                        --------                  --------
                                                                                        $ 34,768                  $ 34,796
                                                                                        ========                  ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities

           Accrued expenses and taxes                                                   $ 38,064                  $ 36,470
           Loans and exchanges                                                             5,500                     5,500
           Loans from officers                                                               687                       687
                                                                                        --------                  --------
                        Total current liabilities                                         44,251                    42,657
                                                                                        --------                  --------

         Shareholders equity
           Common stock, par value $.0001; 20,000,000 shares
             authorized, 4,535,000 shares issued and outstanding                             454                       454
           Additional paid-in capital                                                     10,422                    10,422
           Accumulated deficits                                                          (20,359)                  (18,737)
                                                                                        --------                  --------
                       Total shareholders' equity                                         (9,483)                   (7,861)
                                                                                        --------                  --------
                                                                                        $ 34,768                  $ 34,796
                                                                                        ========                  ========

                 See accompanying notes to financial statements.

                                 BE SAFE SERVICES, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                              THREE MONTHS ENDED MARCH 31,
                                                                                          2001                      2000
                                                                                          ----                      ----
         Revenues                                                                       $  1,018                  $  8,030
         General and administrative expenses                                               2,595                     2,890
                                                                                        --------                  --------
         Operating income (loss)                                                          (1,577)                    5,140

         Interest income                                                                       4                        35
                                                                                        --------                  --------
         Net income (loss) before taxes                                                   (1,573)                    5,175
         Provision for franchise taxes                                                        49                     1,372
                                                                                        --------                  --------
         Net income (loss)                                                              $ (1,622)                 $  3,803
                                                                                        ========                  ========

         Net income (loss) per share (basic and diluted)                                $  (0.00)                  $  0.00
                                                                                        ========                  ========
         Weighted average number of
           common shares outstanding (000's)                                               4,535                     4,535
                                                                                        ========                  ========

                 See accompanying notes to financial statements.

                                 BE SAFE SERVICES, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      (UNAUDITED)

                           THREE MONTHS ENDED MARCH 31, 2001
                                       AND 2000

                                                                  Common         Paid-in         Retained
                                                                   Stock         Capital         Earnings           Total
                                                                   -----         -------         --------           -----
         Shareholders' equity, January 1, 2000                  $    454       $   13,712       $    4,814       $  18,980
         Cost of stock offering                                        -           (1,969)               -          (1,969)
         Net income                                                    -                -            3,803           3,803
                                                                --------       ----------       ----------       ---------
         Shareholders' equity, March 31, 2000                        454           11,743            8,617          20,814

         Cost of stock offering                                        -           (1,321)               -          (1,321)
         Net loss                                                      -                -          (27,354)        (27,354)
                                                                --------       ----------       ----------       ---------
         Shareholders' equity, December 31, 2000                     454           10,422          (18,737)         (7,861)
         Net loss                                                      -                -           (1,622)         (1,622)
                                                                --------       ----------       ----------       ---------
         Shareholders' equity, March 31, 2001                   $    454       $   10,422       $  (20,359)      $  (9,483)
                                                                ========       ==========       ==========       =========

                 See accompanying notes to financial statements.

                                 BE SAFE SERVICES, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                             THREE MONTHS ENDED MARCH 31,

                                                                                          2001                      2000
                                                                                          ----                      ----
         Operating activities
           Net income (loss)                                                           $  (1,622)                 $  3,803
           Adjustments to reconcile net income to net cash
             provided by (used in) operating activities
                Amortization                                                                 495                       495
                Changes in operating assets and liabilities
                    Accounts receivable                                                    3,752                    (7,546)
                    Accrued expenses and taxes                                             1,594                     3,242
                                                                                       ---------                  --------
                        Net cash provided by (used in) operating
                          activities                                                       4,219                        (6)
                                                                                       ---------                  --------

         Financing activities
           Repayment of other loans                                                            -                    (3,000)
           Cost of stock offering                                                              -                    (1,969)
                                                                                       ---------                  --------
                        Net cash used in financing activities                                  -                    (4,969)
                                                                                       ---------                  --------

         Net increase (decrease) in cash                                                   4,219                    (4,975)
         Cash, beginning of period                                                        12,462                    13,652
                                                                                       ---------                  --------
         Cash, end of period                                                           $  16,681                  $  8,677
                                                                                       =========                  ========
         Supplementary information
             Income taxes paid on a cash basis                                         $     555                  $  2,199
                                                                                       =========                  ========

                 See accompanying notes to financial statements.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - General

         The Company was incorporated in the State of Delaware on March 26, 1999, to distribute, install, and service alarm and surveillance systems. As of March 31, 2001, the Company had not yet engaged in significant business operations.

Note 2 - Significant accounting policies

         Basis of presentation

         The accompanying financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2001.

         Development stage

         At March 31, 2001, the Company was a development-stage entity since it had not produced any significant revenues from planned principal operations.

         Going concern

         The Company incurred a net loss of $1,622 for the period ended March 31, 2001. Since its inception, the Company has incurred losses totaling $20,359. During the three-month period ended March 31, 2001 and the years ended December 31, 2000 and 1999, the Company funded its working capital needs through the issuance of its common stock and revenues from limited services performed. The Company's ability to operate is dependent on its ability to raise additional capital and to generate income through the performance of services. There can be no assurance that the above will occur at any time or in a manner that allows the Company to continue its operations in its present form.

         Intangible assets

         This consists of organizational costs, which are amortized over a period of five years using the straight-line method.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Significant accounting policies (continued)

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE PERIOD ENDED MARCH 31, 2000

         Our revenue for the three months ended March 31, 2001 was $1,018 compared to $8,030 sales for the three months ended March 31, 2000. Our net loss for the period ended March 31, 2001 was $1,622 compared to a net profit of $3,803 for the period ended March 31, 2000. The Company attributes the loss to reduced revenues. The future success of the Company will depend to a great extent on management's abilities to implement our business plan.

         Capital Needs and Future Requirements

         As of March 31, 2001 we raised an aggregate of approximately $16,451. We have also borrowed approximately $5,500 from third parties and $687 from officers. While these monies have allowed us to commence minimal operations, it is not enough to sustain our business plan. In order for us to begin full operations we will need to raise cash immediately. We do not have enough funds to sustain our business plan for the next twelve months, accordingly, we will need to raise cash during the next twelve months. We intend to raise funds for the expansion of our business and possible business acquisitions. There can be no assurance as to our ability to raise additional funds and there can be no assurances that we will be able to continue as an ongoing concern.

         Inflation

         The Company believes that there has not been a significant impact from inflation on the Company's operations since it's inception.

         Additional Factors That May Affect Future Results

         Future Operating. Results Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity.

         Need for Additional. Capital As of March 31, 2001, the Company had approximately $16,681 of cash and short term investments. The Company's future success is highly dependent upon its access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

         Forward Looking Statements. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

                  None

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2001                                BE SAFE SERVICES, INC.


                                                     By:  /s/ Jordan Erber
                                                         -----------------------
                                                         Jordan Erber, President
                                                         and Principal Executive
                                                         and Financial Officer