Form 10QSB
period 2001-06-30
BE SAFE SERVICES INC
filed 2001-08-14
CIK 1084904

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

For the Quarter Period Ended
June 30, 2001                                        Commission File No. 0-26239


                             BE SAFE SERVICES, INC.
             (Exact name of Registrant as specified in its Charter)

               Delaware                                   11-3479172
   -------------------------------           -----------------------------------
    (State or jurisdiction of                 (IRS Employer Identification No.)
   incorporation or organization)

62-45 Woodhaven Boulevard, Rego Park, New York                 11374
----------------------------------------------                 -----
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:    (718) 651-5400
---------------------------------------------------    --------------

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

                                 Yes [X] No [ ]


As of August 2, 2001, there were 4,535,000 shares of Common Stock, $.0001 par value outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


         Balance Sheet as of June 30, 2001                                 3

         Statement of Operations for the six months ended
         June 30, 2001 and June 30, 2000                                   4

         Statement of Changes in Stockholders Equity
         for the period ended June 30, 2001                                5

         Statement of Cash Flows for the six months
         ended June 30, 2001 and June 30, 2000                             6

         Notes to the financial statements                                 7

                                      BE SAFE SERVICES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                          BALANCE SHEETS



                                             ASSETS


                                                             June 30,        Dec. 31,        June 30,
                                                               2001            2000            2000
                                                               ----            ----            ----
                                                            (unaudited)                     (unaudited)
Current assets
  Cash                                                      $   20,148      $  12,462      $    4,448
  Accounts receivable                                            8,698         14,407          21,183
                                                            ----------      ---------      ----------
      Total current assets                                      28,846         26,869          25,631

  Intangible assets, net of accumulated amortization
    of $2,973, $1,982, and $990 respectively                     6,936          7,927           8,919
                                                            ----------      ---------      ----------
                                                            $   35,782      $  34,796      $   34,550
                                                            ==========      =========      ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accrued expenses and taxes                                $   40,784      $  36,470      $   12,705
  Loans and exchanges                                            5,500          5,500           5,500
  Loans from officers                                              687            687             687
                                                            ----------      ---------      ----------
      Total current liabilities                                 46,971         42,657          18,892
                                                            ----------      ---------      ----------

Shareholders' equity
  Common stock, par value $.0001; 20,000,000 shares
    authorized, 4,535,000 shares issued and outstanding            454            454             454
  Additional paid-in capital                                    10,422         10,422          10,422
  Accumulated deficits                                         (22,065)       (18,737)          4,782
                                                            ----------      ---------      ----------
      Total shareholders' equity                               (11,189)        (7,861)         15,658
                                                            ----------      ---------      ----------
                                                            $   35,782      $  34,796      $   34,550
                                                            ==========      =========      ==========

                 See accompanying notes to financial statements.

                                       BE SAFE SERVICES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                 2001                      2000
                                                                                 ----                      ----
Revenues                                                                      $   2,525                 $  15,148

General and administrative expenses                                               5,542                    15,112
                                                                              ---------                 ---------

Operating income (loss)                                                          (3,017)                       36

Interest income                                                                       7                        53
                                                                              ---------                 ---------

Net income (loss) before taxes                                                   (3,010)                       89

Provision for franchise taxes                                                       318                       121
                                                                              ---------                 ---------

Net income (loss)                                                             $  (3,328)                $     (32)
                                                                              =========                 =========

Net income (loss) per share (basic and diluted)                               $   (0.00)                $   (0.00)
                                                                              =========                 =========
Weighted average number of
  common shares outstanding (000's)                                               4,535                     4,535
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

                                        BE SAFE SERVICES, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (UNAUDITED)

                                 SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                               Common         Paid-in         Retained
                                                Stock         Capital         Earnings           Total
                                                -----         -------         --------           -----
Shareholders' equity, January 1, 2000        $    454        $  13,712         $   4,814      $  18,980

Cost of stock offering                              -           (3,290)                          (3,290)

Net loss                                            -                -               (32)           (32)
                                             --------        ---------         ---------      ---------

Stockholders' equity, June 30, 2000               454           10,422             4,782         15,658

Net loss                                            -                -           (23,519)       (23,519)
                                             --------        ---------         ---------      ---------

Shareholders' equity, December 31, 2000           454           10,422           (18,737)        (7,861)

Net loss                                            -                -            (3,328)        (3,328)
                                             --------        ---------         ---------      ---------

Shareholders' equity, June 30, 2001          $    454        $  10,422         $ (22,065)     $ (11,189)
                                             ========        =========         =========      =========

                 See accompanying notes to financial statements.

                                       BE SAFE SERVICES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                         2001              2000
                                                                         ----              ----
Operating activities
  Net income (loss)                                                   $  (3,328)         $    (32)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Amortization                                                          991               990
      Changes in operating assets and liabilities
        Accounts receivable                                               5,709            (6,453)
        Accrued expenses and taxes                                        4,314             3,990
                                                                      ---------          --------

            Net cash provided by (used in) operating activities           7,686            (1,505)
                                                                      ---------          --------


Financing activities
  Repayment of other loans                                                    -            (4,409)
  Cost of stock offering                                                      -            (3,290)
                                                                      ---------          --------
            Net cash used in financing activities                             -            (7,699)
                                                                      ---------          --------

Net increase (decrease) in cash                                           7,686            (9,204)

Cash, beginning of period                                                12,462            13,652
                                                                      ---------          --------
Cash, end of period                                                   $  20,148          $  4,448
                                                                      =========          ========
Supplementary information
  Income taxes paid on a cash basis                                   $     555          $  2,199
                                                                      =========          ========

                 See accompanying notes to financial statements.

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - General

         The Company was incorporated in the State of Delaware on March 26, 1999, to distribute, install, and service alarm and surveillance systems. As of June 30, 2001, the Company had not yet engaged in significant business operations.


Note 2 - Significant accounting policies

         Basis of presentation

         The accompanying financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2001, December 31, 2000, and June 30, 2000 and the results of operations and cash flows for the six months ended June 30, 2001 and 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2001.

         Development stage

         At June 30, 2001, the Company was a development-stage entity since it had not produced any significant revenues from planned principal operations.

         Going concern

         The Company incurred a net loss of $3,328 for the six months ended June 30, 2001. Since its inception, the Company has incurred losses totaling $22,065. During the six-month period ended June 30, 2001 and the years ended December 31, 2000 and 1999, the Company funded its working capital needs through the issuance of its common stock and revenues from limited services performed. The Company's ability to operate is dependent on its ability to raise additional capital and to generate income through the performance of services. There can be no assurance that the above will occur at any time or in a manner that allows the Company to continue its operations in its present form.

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


Note 5 - Additional paid-in-capital

         Stock offering costs totaling $3,290 during 2000 were charged to additional paid-in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE PERIOD ENDED JUNE 30, 2000

         Our revenue for the six months ended June 30, 2001 was $2,525 compared to $15,148 sales for the six months ended June 30, 2000. Our net loss for the period ended June 30, 2001 was $3,328 compared to a loss of $32 for the period ended June 30, 2000. The Company attributes the greater loss to reduced revenues. The future success of the Company will depend to a great extent on management's abilities to implement our business plan.

Capital Needs and Future Requirements

         From inception through June 30, 2001 we raised an aggregate of approximately $16,451. We have also borrowed approximately $5,500 from third parties and $687 from officers. As of June 30, 2001 we had $20,148 in cash. While these monies have allowed us to commence minimal operations, it is not enough to sustain our business plan. In order for us to begin full operations we will need to raise cash immediately. We do not have enough funds to sustain our business plan for the next twelve months, accordingly, we will need to raise cash during the next twelve months. We intend to raise funds for the expansion of our business and possible business acquisitions. There can be no assurance as to our ability to raise additional funds and there can be no assurances that we will be able to continue as an ongoing concern.

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

Need for Additional Capital. As of June 30, 2001, the Company had approximately $20,148 of cash and short term investments. The Company's future success is highly dependent upon its access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities and Use of Proceeds

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


Dated:   August 14, 2001                BE SAFE SERVICES, INC.



                                        By: /s/ Jordan Erber
                                           -------------------------------------
                                           Jordan Erber, President and Principal
                                           Executive and Financial Officer