Form 10QSB
period 2001-09-30
BE SAFE SERVICES INC
filed 2001-11-13
CIK 1084904

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

For the Quarter Period Ended
September 30, 2001                                   Commission File No. 0-26239


                             BE SAFE SERVICES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Delaware                                            11-3479172
-------------------------------               ----------------------------------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

62-45 Woodhaven Boulevard, Rego Park, New York                 11374
----------------------------------------------                 -----
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:    (718) 651-5400

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

                                 Yes [X] No [ ]


As of October 31, 2001, there were 4,535,000 shares of Common Stock, $.0001 par value outstanding.

================================================================================

                        PART I - FINANCIAL INFORMATION

        Item 1:    Financial Statements


        Balance Sheet as of September 30, 2001                           3

        Statement of Operations for the three months
        ended September 30, 2001 and September 30, 2000                  4

        Statement of Changes in Stockholders Equity
        for the period ended September 30, 2001                          5

        Statement of Cash Flows for the three months ended
        September 30, 2001 and September 30, 2000                        6

        Notes to the financial statements                                7

                                                 BE SAFE SERVICES, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                                   BALANCE SHEETS




                                             ASSETS


                                                                Sept. 30,           Dec. 31,           Sept. 30,
                                                                  2001                2000                2000
                                                                  ----                ----                ----
                                                               (unaudited)                             (unaudited)
Current assets
  Cash                                                         $   19,228          $  12,462           $  11,230
  Accounts receivable                                               8,509             14,407              13,606
                                                               ----------          ---------           ---------

                  Total current assets                             27,737             26,869              24,836

Intangible assets, net of accumulated amortization
  of $3,468, $1,982, and $1,486, respectively                       6,441              7,927               8,423
                                                               ----------          ---------           ---------

                                                               $   34,178         $   34,796           $  33,259
                                                               ==========         ==========           =========


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accrued expenses and taxes                                   $   42,751          $  36,470           $  13,636
  Loans and exchanges                                               5,500              5,500               5,500
  Loans from officers                                                 687                687                 687
                                                               ----------          ---------           ---------

               Total current liabilities                           48,938             42,657              19,823
                                                               ----------          ---------           ---------

Shareholders' equity
  Common stock, par value $.0001; 20,000,000 shares
    authorized, 4,535,000 shares issued and outstanding               454                454                 454
  Additional paid-in capital                                       10,422             10,422              10,422
  Accumulated deficits                                            (25,636)           (18,737)              2,560
                                                               ----------          ---------           ---------

              Total shareholders' equity                          (14,760)            (7,861)             13,436
                                                               ----------          ---------           ---------

                                                               $   34,178          $  34,796           $  33,259
                                                               ==========          =========           =========


                                See accompanying notes to financial statements.

                                                        3

                                      BE SAFE SERVICES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                 NINE MONTHS ENDED SEPTEMBER 30,



                                                         2001                      2000
                                                         ----                      ----
Revenues                                               $  2,336                  $ 15,875

General and administrative expenses                       8,499                    17,895
                                                       --------                  --------

Operating loss                                           (6,163)                   (2,020)

Interest income                                              11                        56
                                                       --------                  --------

Net loss before taxes                                    (6,152)                   (1,964)

Provision for franchise taxes                               747                       290
                                                       --------                  --------

Net loss                                               $ (6,899)                 $ (2,254)
                                                       ========                  ========

Net loss per share (basic and diluted)                 $  (0.00)                 $  (0.00)
                                                       ========                  ========

Weighted average number of
  common shares outstanding (000's)                       4,535                     4,535
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

                                     BE SAFE SERVICES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (UNAUDITED)

                                 NINE MONTHS ENDED SEPTEMBER 30,
                                          2001 AND 2000




                                                         Common         Paid-in        Accumulated
                                                          Stock         Capital         Deficits           Total
                                                          -----         -------         --------           -----
Shareholders' equity, January 1, 2000                   $   454        $  13,712         $   4,814     $   18,980

Cost of stock offering                                        -           (3,290)                -         (3,290)

Net loss                                                      -                -            (2,254)        (2,254)
                                                        -------        ---------         ---------     ----------

Shareholders' equity, September 30, 2000                    454           10,422             2,560         13,436

Net loss                                                      -                -           (21,297)       (21,297)
                                                        -------        ---------         ---------     ----------

Shareholders' equity, December 31, 2000                     454           10,422           (18,737)        (7,861)

Net loss                                                      -                -            (6,899)        (6,899)
                                                        -------        ---------         ---------     ----------

Shareholders' equity, September 30, 2001                $   454        $  10,422         $ (25,636)    $  (14,760)
                                                        =======        =========         =========     ==========


                             See accompanying notes to financial statements.

                                                    5

                                     BE SAFE SERVICES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                 NINE MONTHS ENDED SEPTEMBER 30,


                                                                                 2001                      2000
                                                                                 ----                      ----
Operating activities
  Net loss                                                                    $  (6,899)                $  (2,254)
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization                                                                1,486                     1,486
      Changes in operating assets and liabilities
        Accounts receivable                                                       5,898                     1,124
        Accrued expenses and taxes                                                6,281                     4,921
                                                                              ---------                 ---------

                  Net cash provided by operating activities                       6,766                     5,277
                                                                              ---------                 ---------

Financing activities
  Repayment of other loans                                                            -                    (4,409)
  Cost of stock offering                                                              -                    (3,290)
                                                                              ---------                 ---------

                  Net cash used in financing activities                               -                    (7,699)
                                                                              ---------                 ---------

Net increase (decrease) in cash                                                   6,766                    (2,422)

Cash, beginning of period                                                        12,462                    13,652
                                                                              ---------                 ---------

Cash, end of period                                                           $  19,228                 $  11,230
                                                                              =========                 =========

Supplementary information

  Income taxes paid on a cash basis                                           $     766                 $   2,199
                                                                              =========                 =========

                                 See accompanying notes to financial statements.

                                                        6

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - General

         The Company was incorporated in the State of Delaware on March 26, 1999, to distribute, install, and service alarm and surveillance systems. As of September 30, 2001, the Company had not yet engaged in significant business operations.


Note 2 - Significant accounting policies

         Basis of presentation

         The accompanying financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2001, December 31, 2000, and September 30, 2000, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2001.

         Development stage

         At September 30, 2001, the Company was a development-stage entity since it had not produced any significant revenues from planned principal operations.

         Going concern

         The Company incurred a net loss of $6,899 for the nine months ended September 30, 2001. Since its inception, the Company has incurred losses totaling $25,636. During the nine-month period ended September 30, 2001 and the years ended December 31, 2000 and 1999, the Company funded its working capital needs through the issuance of its common stock and revenues from limited services performed. The Company's ability to operate is dependent on its ability to raise additional capital and to generate income through the performance of services. There can be no assurance that the above will occur at any time or in a manner that allows the Company to continue its operations in its present form.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE PERIOD ENDED SEPTEMBER 30, 2000

We commenced operations on a limited basis in December 1999. Our revenue for the nine months ended September 30, 2001 was $2,336 compared to $15,875 for the nine months ended September 30, 2000. Our net loss before taxes for the period ended September 30, 2001 was $6,152 compared to a net loss before taxes of $1,964 for the period ended September 30, 2000. After provision for franchise taxes, our net losses were $6,889 and $2,254 for the nine months ended September 30, 2001 and 2000, respectively. The future success of the Company will depend to a great extent on management's abilities to implement our business plan.

Capital Needs and Future Requirements

As of September 30, 2001 we raised an aggregate of approximately $16,451. We have also borrowed approximately $5,500 from third parties and $687 from officers. While these monies have allowed us to commence minimal operations, it is not enough to sustain our business plan. In order for us to begin full operations we will need to raise cash immediately. We do not have enough funds to sustain our business plan for the next twelve months, accordingly, we will need to raise cash during the next twelve months. We intend to raise funds for the expansion of our business and possible business acquisitions. There can be no assurance as to our ability to raise additional funds and there can be no assurances that we will be able to continue as an ongoing concern.

Inflation

The Company believes that there has not been a significant impact from inflation on the Company's operations since it's inception.

Additional Factors That May Affect Future Results

Future Operating Results: Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity.

Need for Additional Capital: As of September 30, 2001, the Company had approximately $19,228 of cash and short term investments. The Company's future success is highly dependent upon its access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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


Dated:   November 13, 2001           BE SAFE SERVICES, INC.



                                     By: /s/ Jordan Erber
                                        ---------------------------------------
                                        Jordan Erber, President and Principal
                                        Executive and Financial Officer