Form 10KSB
period 2001-12-31
BE SAFE SERVICES INC
filed 2002-04-15
CIK 1084904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to ___________.

                        Commission File Number: 0-26239

                             BE SAFE SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


State of Delaware                                                11-3479172
---------------------------                                 --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                 Identification
No.)

                1517 E. 7th Avenue, Suite C, Tampa, Florida 33605
                    (Address of Principal Executive Offices)

                                 (813) 248-0096
                            Issuers telephone number

Securities to be registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.
[ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State Issuer's revenues for its most recent fiscal year $200,817

There are no recent quotes available for the Issuer's common stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by nonaffiliates of the Issuer as of any recent date.

On March 21, 2002, the Issuer had outstanding 10,510,500 shares of Common Stock, which is the Issuer's only class of common stock.

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

HISTORY

         Be Safe Services, Inc., which we sometimes refer to here as the Company, was organized in the State of Delaware on March 16, 1999. The Company was organized to distribute, install and service alarm, surveillance systems, closed circuit televisions and intercom equipment. We also provided customers with enhanced services that included:

         o        extended service protection;
         o        patrol and alarm response;
         o        two-way voice communication;
         o        pager service;
         o        medical information service;
         o        cellular back-up; and
         o        mobile security service.

         On December 14, 2001, the Company entered into a Securities Exchange Agreement (the "Agreement") to acquire 100% of the issued and outstanding common stock of First National Data Bank, Inc. ("FNDB") for an aggregate of 5,975,500 shares of the Company's Common Stock. The transaction closed on December 14, 2001. Pursuant to the Agreement, the Company issued 5,975,500 shares of its Common Stock to the FNDB shareholders. Accordingly, after the closing of the transaction, the new combined entity has an aggregate of 10,510,500 shares of Common Stock issued and outstanding of which 56.85% is owned by the FNDB shareholders. As part of this transaction, Jordan Erber, the Company's former President, Treasurer and Chairman, Kathleen LaVeglia, the Company's former Secretary and director and Robert Dehmer, former director of the Company each tendered their respective resignations and appointed Ms. Terry M. Haynes the Company's sole officer and director at that time.

OVERVIEW

         From inception through December 14, 2001, our principal activity was responding to the immediate security and safety needs of our customers 24 hours a day. The Company expected that a majority of its revenue would be generated from installing, maintaining and monitoring alarm systems in our customers' homes and businesses.

         We provided our services to the residential (both single family and multifamily residences), commercial and wholesale customers. We were unable to generate significant revenue from those business activities. Accordingly, we sought to acquire an operating business. On December 14, 2001 we acquired FNDB and discontinued all of our alarm and related businesses.

         FNDB was organized under the laws of the State of Florida in April 2001. FNDB's core business is providing secure off-site data storage for small to medium businesses. FNDB provides its customers with software that automates their backup procedures. In addition to providing data storage solutions, FNDB, through its relationship with Zoovy, Inc. ("Zoovy"), markets a private labeled product called NetMerchant. NetMerchant is an e-commerce solution, which integrates its customers' sites with most of the major online marketplaces, including but not limited to eBay, Yahoo Auctions and Amazon Auctions. FNDB also resells surplus computer equipment.

         Our revenues for the year ended December 31, 2001 were $200,817. Our managed storage service area accounted for approximately $21,000 or 11% of our total revenues, sales of equipment purchased for resale accounted for approximately $177,000 or 88% of our total revenue. We also resold wireless internet access to one of our customers. This accounted for approximately $2,000 or 1% of our total revenues. These revenues, while recurring, do not fit with our business plan and we will not pursue any additional business in this area. The sales of our NetMerchant products did not commence until the first quarter of 2002. The relative contributions of each of these revenue sources to our total revenues in 2001 may not be indicative of future periods, as we shift the focus of our sales and marketing efforts to selling software and professional services as well as our NetMerchant products. For more financial information about our business see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statement included in this Annual Report on Form 10-KSB.

DATA STORAGE

         Today, many small and medium sized businesses are experiencing rapid growth in the volume of data that they must store and protect. Our goal is to offer customers software and services that improve the performance of their storage environments and reduce the costs associated with managing complex storage environments. We believe our products and services meet this goal.

         We provide our customers with software that can be installed on individual workstations for individual users or on network servers for LAN environments. Our software is configured to encrypt, compress and upload customers' data to the Company's secure data center. We encrypt our customers' data at their location, and therefore there is no risk that any third party, including our employees, will have access to our customers' sensitive proprietary data. Our system uses a patch back-up system, which limits the transmission time our customers require to send data. A patch backup system only uploads changes and revisions to individual files that have been made since the previous backup session, instead of uploading the entire files. Typically, a customer who stores 100 megabytes of information on our service would require 20 to 30 minutes each time it desires to back-up their data. Utilizing a patch backup system, this same process requires much less time because the system only stores the revised data.

         We use our proprietary software in delivering these management services. As discussed herein, in 2002 we are shifting the focus of our sales and marketing efforts to selling the NetMerchant products and services.

NETMERCHANT

         During 2001, FNDB began the development of NetMerchant. NetMerchant was designed to assist the tens of thousands of businesses that have developed e-commerce websites, but were doing little or no business from these web-sties. FNDB sought out to develop a product that could connect these business websites directly to proven successful online marketplaces, such as eBay, Yahoo Auctions and Amazon Auctions. While the Company began development of this platform, it was introduced to Zoovy, Inc., a San Diego based company with a similar business concept as NetMerchant. Zoovy had developed an integrated e-commerce/ marketplace which had completed beta testing.

         Through a contractual relationship with Zoovy, FNDB began marketing its NetMerchant product in January 2002. Zoovy provides the Company with a private labeled back-end product we market under the name NetMerchant.

         NetMerchant provides content providers and/or online vendors with the capability to easily identify and integrate relevant products and services to improve e-commerce activity on their websites. Information portals are realizing that one of the primary costs of doing business on the Internet is building, maintaining and updating their data bases of merchants and service providers. Our unique approach allows portals and auction sites to easily and cost effectively acquire a database of providers and merchants, and conveniently acquire, manage and disseminate information.

Merchants

         NetMerchant empowers businesses to quickly and cost effectively market their products and services using numerous channels. NetMerchant's single software interface gives merchants the capacity to establish and manage e-commerce sales channels and improve online visibility. NetMerchant serves as an Internet information broker by facilitating a merchant's access to multiple portals, auction sites and search engines.

         NetMerchant addresses the following troublesome issues facing merchants on the Internet:

         o        Difficulty generating traffic and sales;

         o Complexity of getting online and maintaining a commerce website;

         o        Cost effective way to enter multiple Internet channels; and

         o        Single point of management.

Information Portals

         NetMerchant provides content providers and online vendors with the capability to easily identify and integrate relevant products and services to improve e-commerce activity on their websites. Information portals are realizing that one of the primary costs of doing business is building, maintaining and updating their databases of merchants and service providers. With NetMerchant software, portals and auctions can easily and cost-effectively acquire a database of service providers and merchants.

         NetMerchant addresses the following issues that face Internet portals:

         o        Cost of data acquisition and accuracy of data;

         o        Difficulty in generating revenue;

         o        High cost of operations; and

         o Difficulty of maintaining relationships with many different merchants.

         NetMerchant can:

         o        Collect consolidated information from merchants;

         o Distribute that information into channels that the merchant has selected;

         o Format the merchant's information for the appropriate channels (Auctions, Information Portals, Business Exchanges and Search Engines);

         o        Provide the channels with a cost effective data source;

         o Provide ongoing updates and changes to the database as data changes

         o        Provide a source of revenue for Internet Portals.

Target Markets

         The initial target is businesses with less than 100 employees (small businesses) who currently lack a large, established web presence. We will initially market our products in the Tampa/Clearwater, Florida area. Once we successfully launch this market, we will target additional regional markets. Once we achieve several strong regional markets, we will increase our focus on a national scale.

         We believe that small to mid-size merchants would receive benefit from our products because they do not have the technical expertise or resources to develop and implement an online sales plan. With NetMerchant, online marketing is simplified by giving merchants single source software to market their products on information portals, online auctions, business exchanges and search engines.

How NetMerchant Works

         NetMerchant will aid merchants in marketing their products and brands online. NetMerchant's software provides a single point of management for relationships with multiple information portals, business exchanges, auction sites, and other destinations. First, merchants select the channels they wish to utilize based on their products and business objectives, NetMerchant then builds a list comprised of all common and unique information on those channels. The merchant supplies the information and agrees to the channel terms. NetMerchant then communicates with all the various destinations selected by the merchant.

         Customers are charged a one-time set up fee ranging from $399 to $1,999 to set up their NetMerchant account, after which they will pay a monthly fee ranging from $49.94 to $499, depending on the number of items the merchant desires to market.

         The NetMerchant portal application provides information portals with an easy way to increase revenue by enabling them to easily store and cleanly display product information provided by the merchants using NetMerchant on virtually any type of server. All merchants and information portals utilizing NetMerchant's technology become members of the NetMerchant network. The NetMerchant network will offer a variety of additional services designed to facilitate relationships, provide relevant information and showcase new companies. While the concepts behind NetMerchant are not unique, management believes that they have not been offered as a single package. Additionally, none of the existing tools offer an automated method for creating and tracking items across multiple portals, along with the ability to automatically gather customer payment and shipping information and recommend complimentary products during the checkout procedure.

Sales and Marketing

         We market our data storage services and NetMerchant products primarily through our direct telemarketing sales force. We currently have 15 full time sales representatives soliciting small to medium sized businesses. Our marketing goal is to develop sales opportunities by increasing the awareness of these potential customers to the benefit of e-commerce and the relative ease to penetrate this new marketplace.

Competition

         The storage software and services markets are highly competitive. We expect that we will continue to face competition from traditional storage hardware and software vendors. We believe the principal competitive factors affecting these markets include:

         o        Quality of customer service and support;

         o        Engineering and technical expertise

         o        Brand recognition

         o        Ability to attract and retain skilled professionals

         o        A proven track record

         o        Development of proprietary storage management applications;
                  and

         o        Financial resources.

         Our current primary competitors are storage hardware, storage software and service vendors such as EMC, BMC Software, Computer Associates, VERTAS Software, IBM, Hitachi Data Systems, Sun Microsystems and numerous other small data storage companies.

         The NetMerchant product is a unique product and does not directly compete with any portals or merchants. The product is designed to be flexible and will allow us to partner with many businesses and virtually any type of information portal. Some companies have established themselves in portions of NetMerchant's business model and it is likely that more companies with greater financial resources will begin offering similar products in the future.

EMPLOYEES

         At December 31, 2001 we employed 9 individuals on a full time basis, of which one is an executive officer. Ultimately, we expect to maintain a staffing level of at least 20 to 30 employees.

ITEM 2.  PROPERTIES

         Our executive offices are located at 1517 E. 7th Avenue, Suite C, Tampa, Florida 33605. We occupy approximately 200 square feet at nominal cost. This space is provided by Ms. Terry M. Haynes, our Chairman and CEO. We occupy this space on a month-to- month basis. Our wholly owned subsidiary, FNDB, subleases approximately 3,200 square feet at 989 Georgia Avenue, Palm Harbor, Florida for $3,000 per month. The rent escalates to $3,250 per month commencing November 2002 and $3,500 commencing November 2003. This lease expires in 2004. This lease is guaranteed by Barry L. Shevlin, the Company's Chief Operating Officer. Our management believes the space is adequate to satisfy our customers need at present. As we grow, the current space will be insufficient, however, there is adequate space available in the area and management believes a move can be accomplished with minimal or no disruption to its operations.

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

         (b) HOLDERS. There are approximately 165 holders of our Common Stock. As of April 11, 2002, we had 10,510,500 issued and outstanding shares of Common Stock, $.0001 par value.

         (c) DIVIDENDS. We have not paid any dividends to date, and have no plans to do so in the immediate future.

         (d) RECENT SALES OF UNREGISTERED SECURITIES. On December 14, 2001 we completed the acquisition of all of the issued and outstanding shares of First National Data Bank, Inc. Pursuant to the transaction, we issued an aggregate of 5,975,500 shares to the thirty-three (33) shareholders of FNDB. As part of this issuance, we issued to Terry M. Haynes, the Company's CEO and Chairman, 1,350,000 shares, Barry Shevlin, the Company's Chief Operating Officer, 1,071,550 shares and to TBC Investments, Inc., 750,000 shares. TBC is owned by Ms. Teresa Crowley, Corporate Secretary and a director of the Company. In connection with this issuance, we relied on the exemption from registration contained in Section 4(2) of the Securities Act for non-public offerings.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

         On December 14, 2001 we acquired all of the issued and outstanding shares of FNDB for 5,975,500 shares of our common stock. This transaction was accounted for in accordance with reverse acquisition accounting principles. Accordingly, the following discussion relates to the business of FNDB for the period from inception (April 5, 2001) through December 31, 2001 (the "Reporting Period").

         This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity/cash flow during the Reporting Period. This item should be read in conjunction with the financial statements and notes to the financial statements included herewith.

Results of Operations

         Revenue during the Reporting Period was approximately $201,000. Revenue was primarily derived from the sale of equipment purchased for resale ($177,000) and data storage ($21,000), our primary business focus during that Reporting Period. Cost of sales for the Reporting Period totaled approximately $154,000 of which $132,000 relates to equipment purchased for resale.

         Sales, general and administrative ("SG&A") expenses for the Reporting Period totaled approximately $349,000. The majority of these expenses, approximately $280,000, relates to employee and consulting costs. Although our primary revenue generating focus during the Reporting Period was our data storage and equipment sales functions, we spent considerable time and resources in the development of NetMerchant, the product introduced in 2002 that empowers businesses to quickly and cost effectively market their products and services using numerous online marketplaces. NetMerchant is our entree into e-commerce and will be our major business function in 2002 and the foreseeable future.

Liquidity and Capital Resources

         We have financed our operations and capital expenditures primarily through short-term loans from related parties, sales of our common stock and cash flow from operations. We have also a long-term financing agreement to finance capital expenditures. For the Reporting Period our primary sources of cash were (a) from the collection of receivables and (b) short-term loans from related parties. Our cash totaled approximately $26,000 at December 31, 2001. Capital expenditures for the Reporting Period totaled approximately $64,000.

         Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of our net losses since our inception and our severe liquidity problems. Our liquidity and capital resources could improve in the short term by increased revenues and financing activities (both equity and convertible debt related). We are presently seeking significant additional capital to support our operations. If sufficient capital is not raised, of which there can be no assurance, our operations could be severely curtailed or disrupted.

ITEM 7.  FINANCIAL STATEMENTS

         See financial statement annexed hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 8, 2002, the Board of Directors of the Company adopted a resolution changing its independent accountant from Weiss & Company, Certified Public Accountants (the "Former Accountant") to the firm of Aidman, Piser & Company, P.A. (the "New Accountant"). The action was taken principally because the Company had completed the acquisition of FNDB and the Board decided it would be in the Company's best interest to utilize the services of an auditor located in close proximity to FNDB. During the fiscal year ended December 31, 2000 and 1999 and for the periods from inception on March 16, 1999 through December 31, 2000 and any subsequent interim period to the date of the dismissal (March 8, 2002), the Company had no disagreement with its Former Accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the Former Accountant to make reference in its report upon the subject matter of disagreement. The Former Accountant previously issued a report dated April 20, 2001 on the financial statements of the Company as of and for the year ended December 31, 2000 and 1999, and for the period from inception on March 16, 1999 through December 31, 2000. The report did not contain an adverse opinion or disclaimer of opinion or qualification as to audit scope or accounting principle. The Former Accountant's report did contain additional disclosure relating to uncertainty as to the Company's ability to continue as a going concern but did not contain any adjustment for the disclosed uncertainties. The Company has asked the Former Accountant to review this disclosure and has provided them the opportunity to furnish the Company with a letter addressed to the Commission containing any new information or clarification of the disclosure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         This table describes our current directors and executive officers:

         Name                       Age           Title
         ----                       ---           -----

         Terry M. Haynes            43         President, CEO, Treasurer and
                                                Chairman of the Board

         Barry L. Shevlin           31         Chief Operating Officer

         Donald R. Mastropietro     53         Chief Financial Officer

         Teresa B. Crowley          44         Corporate Secretary and Director

         Richard E. Wiles           56         Director

         Terry M. Haynes was appointed Chief Executive Officer, President, Treasurer and Chairman of the board of Directors on December 14, 2001. Ms. Haynes also is the Co-Founder of FNDB. and has served as its President, Chief Executive Officer ("CEO") and Director since its inception in April, 2001. From May 2001 until present Ms. Haynes also serves as Vice President of Apogee Business Consultants, LLC, a Nevada limited liability corporation of which she is part owner. Prior to forming FNDB, Ms. Haynes founded Medical Initiatives, Inc. in 1994, a full service pharmaceutical company providing unit dose patient specific chemotherapy and ancillary medications to private practice Oncologists. Under Ms. Haynes' tenure the company achieved revenues of Eighteen ($18,000,000) Million Dollars in revenues by 1998. The success of this venture was largely attributed to the innovative management and data base software that Ms. Haynes co-engineered. In December 1998 Ms. Haynes sold her interest in this business to a major pharmaceutical corporation. Prior to 1994, Ms. Haynes served as a Director for Syncor International, Inc. Home Healthcare Division. She progressed through the corporate structure to become a Director for the Unit Dose Chemotherapy Division, where she was responsible for the development of new markets and services. Ms. Haynes received her undergraduate degree in chemistry and biology from the University of Tennessee. Ms. Haynes received a Pharm D degree from Sanford University.

         Barry L. Shevlin was appointed Chief Operating Officer of the Company on March 8, 2002. Mr. Shevlin is also a Co-Founder and has been the Chief Operating Officer of FNDB since its inception in April, 2001. FNDB's core business is providing secure off-site data storage for small to medium businesses. From 1996 to September 2000, Mr. Shevlin was the co-founder, Chairman and Chief Executive Officer of Progressive Telecommunications Corporation and its successor, BusinessMall.Com, a company whose securities were registered under the Securities Exchange Act of 1934, as amended. This company was a fully-integrated provider of advanced telecommunications, communications management and e-commerce services to businesses. This company filed for bankruptcy protection in the United States District Court, Tampa, Florida in early 2001, six months after Mr. Shevlin's resignation. Prior to founding Progressive Telecommunications, Mr. Shevlin was a contractor for Time Warner, engaged in the marketing of satellite services in Florida.

         Donald R. Mastropietro was appointed Chief Financial Officer of the Company on March 8, 2002. Mr. Mastropietro was the sole officer and director of 1stopsale.com Holdings, Inc. from August 2001 through October 2001. Mr. Mastropietro resigned his positions with that company upon its acquisition of Global Energy & Environmental Research, Inc. Mr. Mastropietro has served as Assistant Vice President Finance of Intelliworxx, Inc., a company whose securities are registered under the Securities Exchange Act of 1934, as amended, and previously served as Director Accounting and Administration since May 19, 1999. He has served as Corporate Secretary of Intelliworxx since his appointment on March 21, 2000. From 1996 until he joined Intelliworxx, Mr. Mastropietro worked as a Financial Consultant for several public and private companies. Mr. Mastropietro graduated in 1970 from Ohio Northern University with a BA in Business Administration with an Accounting concentration.

         Teresa B. Crowley was appointed Corporate Secretary and Director of the Company on March 8, 2002. In December 2001, she was elected as a Director of FNDB. Mrs. Crowley currently serves as co-founder and Vice President of Administration of Apogee Business Consultants, LLC, a Nevada limited liability company specializing in business organization and public company compliance. Mrs. Crowley serves as co-founder, Vice-President, Secretary, and Director of Peerless Consultants, Inc., a privately owned, Florida corporation specializing in financial and public company consulting since March 1996. For the past 20 years, Mrs. Crowley has worked as an employee or consultant to publicly and privately owned companies, assisting them with corporate management structure, staffing, management of corporate books and records, preparation and filing of documents with the Securities and Exchange Commission and the NASD required for compliance with public reporting guidelines, the dissemination of press releases, and corporate due diligence in connection with acquisitions.

         Richard E. Wiles was appointed a Director of the Company on March 8, 2002. Mr. Wiles is the Chairman of the Board, President and Chief Executive Officer of Global Energy Group, Inc. (f/k/a 1stopsale.com Holdings, Inc.), a company whose securities are registered under the Securities Exchange Act of 1934, as amended. Mr. Wiles has served in this capacity since this company acquired Global Energy & Environmental Research, Inc. ("GEER") in October 2001. Mr. Wiles had been the President of GEER since its inception in February 1998. Mr. Wiles was elected Chairman of GEER in June 2001. Prior to his association with GEER, Mr. Wiles served from May 1975 to June 1995 as President of Richard
E. Wiles Corp., a company specializing in land development. From June 1995 to January 1998, Mr. Wiles served as President of Sun South Corp. Mr. Wiles earned a BA degree in Business Administration from Coe College, Cedar Rapids, Iowa.

         Our directors serve in their positions until the next annual meeting of stockholders or until the director's successors have been elected and qualified. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officers and Directors

         We currently do not pay any cash salaries to any officers or directors.

Summary Compensation Table

         The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 1999, 2000 and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                       SUMMARY COMPENSATION TABLE


                                         Annual Paid Compensation                   Long Term Compensation
                                     -------------------------------   -------------------------------------------------
                                                                        Awards                    Payouts
                                                                       -----------------------    ----------------------
                                                             Other
                          Year                               Annual     Restricted                           All Other
Name and                  Ended                              Compen-       Stock      Options/     LTIP      Compen-
Principal Position         Dec. 31     Salary      Bonus     sation       Awards        SARs       Payouts   sation
------------------         -------     ------      -----     -------      ------        ----       -------   ----------
Jordan Erber                2001        -0-         -0-        -0-          -0-          -0-        -0-         -0-
Former President            2000        -0-         -0-        -0-          -0-          -0-        -0-         -0-
and Treasurer               1999        -0-         -0-        -0-          -0-          -0-        -0-         -0-

Terry M. Haynes (1)         2001       2,000        -0-        -0-          -0-          -0-        -0-         -0-
President, CEO,
Secretary, Treasurer,
 and Chairman
                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                          (INDIVIDUAL GRANTS)



                            Number of Securities          Percent of Total
                          Underlying Options/SAR's    Options/SAR's Granted to     Exercise of
Name                               Granted            Employees in Fiscal Year     Base Price       Expiration Date
----                      ------------------------    ------------------------     -----------      ---------------
Jordan Erber                        None                         N/A                   N/A                N/A

Terry M. Haynes                     None                         N/A                   N/A                N/A

                                               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                            AND FY-END OPTION/SAR VALUES


                                                       Number of Unexercised Securities       Value of Unexercised
                             Shares                       Underlying Options/SARs At       In-the-Money Options/SARs
                          Acquired on       Value            FY-End Exercisable /           At FY-End Exercisable /
Name                        Exercise      Realized               Unexercisable                   Unexercisable
--------------------     -------------   ------------  ---------------------------------   -----------------------------
Jordan Erber                N/A              N/A                     None                             N/A

Terry M. Haynes (1)         N/A              N/A                     None                             N/A
----------------

(1) Ms. Haynes was not affiliated with the Company prior to 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This table describes the current ownership of our outstanding Common Stock by (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the company's outstanding Common Stock; and (iii) all of our officers and directors as a group:

                                                                     Amount and
                           Name and Address of                 Nature of Beneficial                  Percent of
Title of Class                 Beneficial Owner                          Owner                         Class (2)
--------------             --------------------------         --------------------------             -------------
Common Stock               Terry M. Haynes                            1,350,000                        12.84%
                           989 Georgia Avenue
                           Palm Harbor, FL 34685

Common Stock               Barry L. Shevlin                           1,071,550                        10.20%
                           989 Georgia Avenue
                           Palm Harbor, FL 34685

Common Stock               Teresa B. Crowley (1)                        750,000                         7.14%
                           321 N. Kentucky Avenue, Suite 1
                           Lakeland, FL  33801

Common Stock               Jordan Erber                                 778,000                         7.40%
                           62-45 Woodhaven Boulevard
                           Rego Park, NY  11374

Common Stock               Scott Hooten                                 554,200                         5.27%
                           989 Georgia Avenue
                           Palm Harbor, FL  34685

Common Stock               Donald R. Mastropietro                          -0-                            --
                           325 Whitfield Avenue
                           Sarasota, FL  34243

Common Stock               Richard E. Wiles                                -0-                            --
                           2346 Success Drive
                           Odessa, FL  33556

Common Stock               All officers and directors                 3,171,550                         30.18%
                           as a group (5 persons)
------------------

(1) These shares are registered in the name of TBC Investments, Inc. ("TBC"). Teresa B. Crowley is the sole shareholder of TBC.
(2) Based on 10,510,500 shares of the Company's common stock issued and outstanding.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 2001, Ms. Haynes, the Company's Chairman and CEO, made advances to FNDB of approximately $227,000. During 2001, $150,000 due Ms. Haynes converted into the equivalent of 600,000 shares of the Company's common stock which were issued to Ms. Haynes when the Company acquired FNDB on December 14, 2001. As of December 31, 2001 the Company was indebted to Ms. Haynes in the amount of approximately $77,000. The indebtedness, which accrues interest at 12% per annum, is not evidenced by a promissory note.

         During the three months ended March 31, 2002, Ms. Haynes has advanced the Company an additional $200,000, thereby increasing the total due Ms. Haynes to in excess of $275,000. These additional advances accrue interest at 12% per annum, and are not evidenced by a promissory note.

         The Company has entered into several transactions with SCH Distributing ("SCH"), a computer equipment distributor wholly owned by Mr. Scott Hooten, a principal shareholder of the Company and an employee of FNDB. These transactions were arms length and the Company believes that the prices it paid SCH were comparative to prices the Company would have paid for purchasing the equipment from an independent third party.

         In connection with future material transactions between us and affiliated parties, we have adopted a policy which requires that

         o all future material affiliated transactions and loans be made or entered into on terms that are not less favorable to us than those that can be obtained from unaffiliated third parties;

         o all future material affiliated transactions and loans, and any forgiveness of loans, be approved by a majority of our independent directors who do not have an interest in the transactions and who have access, at our expense, to our counsel or independent legal counsel; and

         o        we will maintain at least one independent director.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such report is identified in parenthesis:

         (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                  (i) Securities Exchange Agreement dated December 14, 2001 between Be Safe Services, Inc. and the Shareholders of First National Data Bank, Inc. (Exhibit 2.1 to the Company's Form 8-K filed December 14, 2001)

         (3)      Articles of Incorporation and Bylaws:

                  (i) Certificate of Incorporation of Be Safe Services, Inc. (Exhibit 3.1 to the Company's Form 10-SB);

                  (ii) Bylaws of Be Safe Services, Inc. (Exhibit 3.2 to the Company's Form 10-SB).

         (4)      Instruments defining the rights of security holders:

                  (i) Specimen Common Stock Certificate (Exhibit 4.1 to the Company's Form 10-SB).

         (10)     Material Contracts

                  (i) Reseller Agreement between First National Data Bank, Inc. and Zoovy, Inc. dated January 4, 2002.

                  (ii) Purchase Agreement between First National Data Bank, Inc. and NetMerchant, Inc. dated January 24, 2002.

         (16)     Letters on Changes in Certifying Accountant

                  (i) Letter dated March 8, 2002 from Weiss & Company to Be Safe Services, Inc. regarding resignation of certifying accountants (Exhibit 16.1 to the Company's Form 8-K filed March 12, 2002)

                  (ii) Letter dated March 8, 2002 from Weiss & Company regarding agreement with Item 4 of Report on Form 8-K filed March 12, 2002 (Exhibit 16.2 to the Company's Form 8-K filed March 12, 2002)


(b)      Reports on Form 8-K

         1. A Current Report on Form 8-K was filed on December 14, 2001 to report (1) a change of control of the Registrant and (2) the acquisition of all of the issued and outstanding shares of First National Data Bank, Inc. by the Registrant through the issuance of 5,975,500 shares of common stock.

         2. A Current Report on Form 8-K was filed on March 12, 2002 to report changes in the Registrant's certifying accountant.

         3. A Current Report on Form 8-K was filed on March 15, 2002 to report the appointment of new officers and directors of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                                      Be Safe Services, Inc.



Date:    April 15, 2002                               By:  /s/ Terry M. Haynes
                                                         -----------------------
                                                         Terry M. Haynes,
                                                         President, Chief
                                                         Executive Officer,
                                                         Chairman, and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                       Capacity                            Date



/s/ Terry M. Haynes            President, Chief Executive       April 15, 2002
------------------------       Officer, Chairman
Terry M. Haynes                and Treasurer



/s/ Barry L. Shevlin           Chief Operating Officer          April 15, 2002
------------------------
Barry L. Shevlin



/s/ Donald R. Mastropie        Chief Financial Officer          April 15, 2002
-----------------------
Donald R. Mastropietro



/s/ Teresa B. Crowley          Corporate Secretary and          April 15, 2002
------------------------       Director
Teresa B. Crowley



/s/ Richard E. Wiles           Director                         April 15, 2002
------------------------
Richard E. Wiles

                          Independent Auditors' Report




Board of Directors
Be Safe Services, Inc. and Subsidiary
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Be Safe Services, Inc. and Subsidiary (the "Company"), as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from inception (April 5, 2001) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Be Safe Services, Inc. and Subsidiary, as of December 31, 2001, and the consolidated results of their operations and their cash flows for the period from inception (April 5, 2001) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise, has incurred losses from inception and currently has a $200,248 working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Aidman, Piser & Company, P.A.

March 31, 2002
Tampa, Florida

                                             BE SAFE SERVICES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEET
                                               DECEMBER 31, 2001

                                                       ASSETS
Current assets:
  Cash                                                                                               $        26,460
  Prepaid expenses                                                                                             2,665
                                                                                                     ---------------
     Total current assets                                                                                     29,125

Furniture and equipment, net of accumulated
  depreciation of  $5,855                                                                                     46,556
Intangible asset, net of accumualted amortization of $1,225                                                    9,275
Security deposit                                                                                               3,000
                                                                                                     ---------------

     Total assets                                                                                    $        87,956
                                                                                                     ===============

                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of capital lease obligation                                                     $         6,401
  Accounts payable                                                                                            48,607
  Accrued expenses                                                                                            97,019
  Due to officer/principal stockholder                                                                        77,346
                                                                                                     ---------------
     Total current liabilities                                                                               229,373

Capital lease obligation, less current maturities                                                             10,134
                                                                                                     ---------------
     Total liabilities                                                                                       239,507
                                                                                                     ---------------

Commitment                                                                                                         -

Stockholders' deficit:
   Common stock - par value $.0001; 20,000,000 shares authorized;
     10,510,500 shares issued and outstanding                                                                  1,051
   Additional paid-in capital                                                                                331,009
   Accumulated deficit                                                                                      (364,861)
   Unearned compensation                                                                                    (118,750)
                                                                                                     ---------------
      Total stockholders' deficit                                                                           (151,551)
                                                                                                     ---------------

      Total liabilities and stockholders' deficit                                                    $        87,956
                                                                                                      ===============

                             BE SAFE SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          FOR THE PERIOD FROM INCEPTION
                    (APRIL 5, 2001) THROUGH DECEMBER 31, 2001


Revenues                                                                              $          200,817

Cost of revenues                                                                                 153,869
                                                                                      ------------------

  Gross profit                                                                                    46,948
                                                                                      ------------------

Operating expenses:
  Selling, general and administrative                                                            348,813
  Depreciation expense                                                                             5,855
                                                                                      ------------------
            Total operating expenses                                                             354,668
                                                                                      ------------------

Loss from operations                                                                            (307,720)

Other expenses:
  Interest expense                                                                               (12,461)
  Other expense                                                                                  (44,680)
                                                                                      ------------------

Loss before income taxes                                                                        (364,861)
Income tax expense                                                                                     -
                                                                                      ------------------
Net loss                                                                              $         (364,861)
                                                                                      ==================
Net loss per share                                                                    $            (0.06)
                                                                                      ==================

Weighted average shares outstanding, basic and diluted                                         6,205,593
                                                                                      ==================

                                             BE SAFE SERVICES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE PERIOD FROM INCEPTION (APRIL 5, 2001) THROUGH DECEMBER 31, 2001



                                                    Common Stock            Additional
                                           -----------------------------     Paid-in        Unearned      Accumulated
                                               Shares          Amount        Capital      Compensation     Deficit         Total
                                               ------          ------        -------      ------------     -------         -----
Issuance of common stock for:
  Cash proceeds                              5,603,000       $   562        $ 30,238      $        -      $        -     $   30,800
                                            ----------       -------        --------      ----------      ----------     ----------
  Conversion of debt due to principal
     stockholder                               600,000            60         149,940               -               -        150,000
  Current and future services                  772,500            75         188,550        (118,750)              -         69,875

Contributed capital                                  -             -           4,435               -               -          4,435

Cancellation of common stock                (1,000,000)         (100)              -               -               -           (100)

Reverse acquisition and recapitalization     4,535,000           454         (42,154)              -               -        (41,700)

Net loss                                             -             -               -               -        (364,861)      (364,861)
                                            ----------       -------        --------      ----------      ----------     ----------

Balances, December 31, 2001                 10,510,500       $ 1,051        $331,009      $ (118,750)     $ (364,861)    $ (151,551)
                                          =============    ==========    ============    ============    ============  =============

                                             BE SAFE SERVICES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF CASH FLOWS
                                          FOR THE PERIOD FROM INCEPTION
                                   (APR IL 5, 2001) THROUGH DECEMBER 31, 2001

Cash flows from operating activities:
  Net loss                                                                                     $       (364,861)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation expense                                                                            5,855
          Amortization expense                                                                            6,158
          Stock-based compensation                                                                       69,875
          Changes in assets and liabilities:
            Prepaid expenses                                                                             (2,665)
            Security deposit                                                                             (3,000)
            Accounts payable and other accrued expenses                                                  84,698
                                                                                               ----------------

Net cash flows from operating activities                                                               (203,940)
                                                                                               ----------------

Cash flows from investing activities:
  Cash acquired in business combination                                                                  19,228
  Acquisition of furniture and equipment                                                                (63,976)
  Proceeds from sale-leaseback transaction                                                               23,446
  Proceeds from sale of equipment                                                                        16,000
  Acquisition of intangible assets                                                                      (15,433)
                                                                                               ----------------

Net cash flows from investing activities                                                                (20,735)
                                                                                               ----------------

Cash flows from financing activities:
  Proceeds from officer/principal stockholder advances                                                  227,346
  Repayment of capital lease obligations                                                                 (6,911)
  Proceeds from sale of common stock                                                                     30,700
                                                                                               ----------------

Net cash flows from financing activities                                                                251,135
                                                                                               ----------------

Increase in cash                                                                                         26,460
Cash, beginning of period                                                                                     -
                                                                                               ----------------
Cash, end of period                                                                            $         26,460
                                                                                               ================

                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                                         $          9,961
                                                                                               ================

Non-cash financing and investing activities:

     o The Company converted $150,000 of amounts due to officer into 600,000 shares of common stock.

     o The Company issued 772,500 shares of common stock for current and future services of $188,625.

     o A shareholder of the Company contributed equipment with a cost and fair value of $4,400 to the Company.
     o The Company acquired $23,446 of equipment through capital lease arrangments.

                             BE SAFE SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (APRIL 5, 2001) THROUGH DECEMBER 31, 2001

1.     Summary of significant accounting policies:

       Nature of business and basis of presentation:

       First National Data Bank, Inc. ("FNDB" or the "Company") a Florida corporation organized on April 5, 2001, is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, raising capital, establishing its accounting systems and other administrative functions.

       On December 14, 2001, FNDB was acquired by Be Safe Services, Inc. ("Be Safe"), in consideration of Be Safe's issuance of 5,975,500 shares of common stock for 100% of FNDB's issued and outstanding stock. This transaction was accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of FNDB and a sale of shares by FNDB in exchange for the net assets of Be Safe. As a result and following the completion of the acquisition Directors of Be Safe resigned and appointed FNDB's principal shareholder to the Board of Directors.

       Since FNDB is considered the acquirer for accounting and financial reporting purposes, the accompanying statement of operations for the period ended December 31, 2001 includes the results of operations and cash flows of FNDB for the period from its inception to December 31, 2001 and the results of operations and cash flows of Be Safe from the date of acquisition (December 14, 2001) through December 31, 2001.

       The Company is engaged in providing secured computer data storage and computer data disaster recovery solutions for its customers. The Company also supplies software development, secure offsite computer data backup services, web hosting and surplus computer equipment sales.

       Principles of consolidation:

       The accompanying consolidated financial statements include the accounts of the Be Safe Services, Inc. and its wholly-owned subsidiary First National Data Bank, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Background on Be Safe:

       The Company was organized in the State of Delaware on March 16, 1999. Previously the Company distributed, installed and serviced alarm systems, surveillance systems, closed circuit televisions and intercom equipment.

       Property and equipment:

       Property and equipment are recorded at historical cost and include expenditures which substantially increase the useful lives of existing property, plant and equipment. Maintenance and repairs are charged to operations when incurred.

       Depreciation   of  property   and   equipment   is  computed   using  the
       straight-line method based on estimated useful lives of 5 to 7 years.

       Revenue recognition:

       The Company derives revenue from the sales of storage by charging its customers for the amount of data stored on a monthly basis. Other services (data back-up, customer reports, professional services) are recognized as the services are provided. Revenues are recognized on web hosting activities based on the amount of disk space and bandwidth required by the customer. Revenues from the sale of computer equipment are recognized upon delivery to and acceptance by the customer. Substantially all sales in 2001 resulted from equipment sales, which is not the planned business activity of the Company.

       Use of estimates:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Recent accounting pronouncements:

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life rather than amortize them, is effective for fiscal years beginning after December 15, 2001. Adoption of this pronouncement is not anticipated to have a significant impact on the Company.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The standard became effective on January 1, 2002. Management does not believe adoption of this standard will have a significant impact on the results of operations, financial position and cash flows of the Company.

       Intangible assets:

       Intangible assets consist of purchased client listings. These costs are amortized over a five year period, their estimated useful life.

       Advertising costs:

       Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. The Company had advertising expense of $1,400 for the period ending December 31, 2001. No direct response advertising costs were incurred in 2001.

       Concentrations of credit risk:

       Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, consist principally of trade receivables.

       Be Safe's trade accounts receivable result from the sale of its products and services to customers primarily based in West Central Florida. The potential for a loss on receivables is usually minimal; while credit limits, ongoing credit evaluation, and account monitoring procedures are utilized to minimize the risk of loss. Collateral is not generally required.

       Income taxes:

       Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

2.     Management plans:

       The Company is in the development stage and has not yet generated revenues from its primary planned business activities. During 2001, operations were financed primarily through loans from the President/principal stockholder and sales of surplus equipment purchased at auction.

       During early 2002, the Company solidified licensing with respect to its database software which will enable the Company to commence in primary revenue generation activities.

       Until such time as the Company generates profits sufficient to sustain operations, it will be dependent upon related party advances to continue as a going concern. Management expects to achieve its future cash needs from a combination of sales of its equity securities and borrowings, pending attainment of profitable operations.

       There can be no assurance that the Company will be successful in its efforts.

3.     Business combinations:

       As discussed in Note 1, on December 14, 2001, Be Safe acquired FNDB, acquiring 100% of the outstanding shares in exchange for the issuance of 5,975,500 shares of Be Safe's stock. As the transaction has been accounted for as a reverse acquisition (recapitalization of FNDB), results of operations for Be Safe are included in the accompanying financial statements from December 14, 2001 through December 31, 2001.

       Assets acquired and liabilities assumed from Be Safe are as follows:
         Cash                                                                                    $          19,228
         Accrued expenses                                                                                  (60,928)
                                                                                                 ------------------
         Net liabilities acquired                                                                $         (41,700)
                                                                                                 ==================
       Pro-forma results of operations for the years ended December 31, 2001 and
       2000 as if the combination had occurred in January 1, 2000 is as follows:

                                                                                    2001                2000
                                                                             ------------------  ------------------
         Net sales                                                           $         203,153   $          17,904
         Net loss                                                                     (398,700)            (23,551)
                                                                             ------------------  ------------------
         Net loss per share                                                  $            (.04)  $            (.00)
                                                                             ==================  ==================

4.     Furniture and equipment:
         Furniture and equipment as of December 31, 2001 is as follows:

           Furniture and fixtures                                                                $           9,702
           Computer equipment                                                                               42,709
                                                                                                 ------------------
                                                                                                            52,411
           Less accumulated depreciation                                                                    (5,855)
                                                                                                 ------------------
                                                                                                 $          46,556
                                                                                                 ==================

5.     Related party transactions:

       Due to officer/principal stockholder:

       During the period ended December 31, 2001 an officer and principal stockholder of the Company made advances to the Company of approximately $227,000. During 2001, of those amounts, $150,000 was converted to equity. The indebtedness, which bears interest at 12% per annum is unsecured, due on demand and not evidenced by a formal promissory note.

       Related party transactions:

       The Company entered into several transactions with SCH Distributing ("SCH"), a computer equipment distributor wholly-owned by a shareholder and an employee of the Company. The transactions that took place between the two entities consisted of purchases of computer equipment for use in FNDB's operations as well as for resale.

6.     Capital lease obligations:

       The Company sold certain computer equipment and furniture and subsequently leased these assets back under a capital lease agreement. There were no deferred profits or losses associated with the transaction. Costs capitalized on these assets were $23,446 and accumulated amortization thereon was approximately $2,000 at December 31, 2001, which is included in depreciation in the accompanying financial statements.

       Future minimum lease payments under this agreement is as follows:

         Year ending December 31,
                         2002                                    $       7,957
                         2003                                            7,957
                         2004                                            4,641
                                                                 --------------
                                                                        20,555
       Less amounts representing interest                               (4,020)
                                                                 --------------
       Present value of minimum lease payments                   $      16,535
                                                                 =============

7.     Income taxes:

       Income taxes consist of the following:

         Deferred tax benefit of operating loss carryforward     $     137,000
         Increase in valuation allowance                              (137,000)
                                                                 --------------
         Income tax expense                                      $           -
                                                                 ==============

       The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

       Statutory federal rate                                       34%
       State tax provisions, net of federal benefit                  4
       Change in deferred tax asset valuation allowance            (38)
                                                            -----------
                                                            $        0%

       Net operating loss carryforwards expire in 2021.

8.     Commitment:

       The Company leases office space under a non-cancelable operating lease which expires in November 2004. Rent expense for the period ended December 31, 2001 was approximately $17,000.

       Future minimum rental payments required under the operating lease is as follows:

       Year ending December 31,
                       2002                           $           34,100
                       2003                                       39,500
                       2004                                       35,000
                                                      ------------------
                                                      $          108,600
                                                      ==================

9.     Quarterly information:

       As a result of the acquisition discussed in Note 3, historical operations of the Company are that of the accounting acquirer, who was not subject to public company reporting requirements prior to the December 2001 transaction. Such quarterly information for 2001 will be determined for 2002 quarterly reporting purposes.