Form 10QSB
period 2002-03-31
BE SAFE SERVICES INC
filed 2002-05-17
CIK 1084904

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

For the Quarter Period Ended
March 31, 2002                                       Commission File No. 0-26239

                             BE SAFE SERVICES, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                         11-3479172
------------------------------                 ---------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

1517 E. 7th Avenue, Suite C, Tampa, Florida                    33605
--------------------------------------------                   -----
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:    (813) 248-0096
---------------------------------------------------    --------------

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

                                 Yes [X] No [ ]

As of May 14, 2002, there were 10,510,500 shares of Common Stock, $.0001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements


         Condensed Consolidated Balance Sheets as of
           March 31, 2002 (unaudited) and December 31, 2001                3

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2002 and from inception
           (April 5, 2001) through March 31, 2002 (unaudited)              4

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and from inception
           (April 5, 2001) through March 31, 2002 (unaudited)              5

         Notes to the condensed consolidated financial statements          6

                                             BE SAFE SERVICES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEETS

                                                     ASSETS
                                                                                        March 31,
                                                                                         2002                December 31,
                                                                                      (unaudited)                2001
                                                                                     -------------          -------------
Current assets:
  Cash                                                                               $         269          $      26,460
  Prepaid expenses                                                                           3,745                  2,665
                                                                                     -------------          -------------
     Total current assets                                                                    4,014                 29,125

Furniture and equipment, net                                                                44,074                 46,556
Intangible asset, net                                                                        8,750                  9,275
Security deposit                                                                             3,000                  3,000
                                                                                     -------------          -------------

     Total assets                                                                    $      59,838          $      87,956
                                                                                     =============          =============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of capital lease obligation                                             6,401                  6,401
  Accounts payable                                                                         120,344                 48,607
  Accrued expenses                                                                          50,463                 97,019
  Deferred revenue                                                                          15,410                      -
  Due to officer                                                                           210,623                 77,346
                                                                                     -------------          -------------
     Total current liabilities                                                             403,241                229,373

Capital lease obligation, less current maturities                                            8,534                 10,134
                                                                                     -------------          -------------
     Total liabilities                                                                     411,775                239,507
                                                                                     -------------          -------------

Commitment                                                                                       -                      -

Stockholders' deficit:
   Common stock - par value $.0001; 20,000,000 shares authorized;
     10,510,500 shares issued and outstanding                                                1,051                  1,051
   Additional paid-in capital                                                              331,009                331,009
   Accumulated deficit                                                                    (583,997)              (364,861)
   Unearned compensation                                                                  (100,000)              (118,750)
                                                                                     -------------          -------------
      Total stockholders' deficit                                                         (351,937)              (151,551)
                                                                                     -------------          -------------

      Total liabilities and stockholders' deficit                                    $      59,838          $      87,956
                                                                                     =============          =============

                             See Notes to Consolidated Financial Statements.

                                                 3

                                             BE SAFE SERVICES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          From Inception
                                                                                Three Months               (April 5, 2001)
                                                                                    Ended                      Through
                                                                                March 31, 2002              March 31, 2002
                                                                                --------------              --------------
Revenues                                                                         $      49,742               $     250,559

Cost of revenues                                                                             -                     153,869
                                                                                 -------------               -------------
Gross profit                                                                            49,742                      96,690
                                                                                 -------------               -------------

Operating expenses:
  Selling, general and administrative                                                  261,679                     610,492
  Depreciation and amortization expense                                                  3,007                       8,862
                                                                                 -------------               -------------
            Total operating expenses                                                   264,686                     619,354
                                                                                 -------------               -------------

Loss before other income (expenses)                                                   (214,944)                   (522,664)

Other income (expenses):
  Interest expense                                                                      (5,690)                    (18,151)
  Other income (expense)                                                                 1,498                     (43,182)
                                                                                 -------------               -------------

Loss before income taxes                                                              (219,136)                   (583,997)

Income tax expense                                                                           -                           -
                                                                                 -------------               -------------
Net loss                                                                         $    (219,136)              $    (583,997)
                                                                                 =============               =============

Net per share                                                                    $       (0.02)              $       (0.08)
                                                                                 =============               =============

Weighted average shares outstanding,
  basic and diluted                                                                 10,510,500                   7,312,569
                                                                                 =============               =============

                                       See Notes to Consolidated Financial Statements.

                                                            4

                                             BE SAFE SERVICES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      From Inception
                                                                               Three Months           (April 5, 2001)
                                                                                    Ended                 Through
                                                                                March 31, 2002         March 31, 2002
                                                                                --------------         --------------
Cash flows from operating activities:
  Net loss                                                                      $     (219,136)         $    (583,997)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization                                                  3,007                 15,020
          Stock-based compensation                                                      18,750                 88,625
            Changes in assets and liabilities:
              Current assets                                                            (1,080)                (3,745)
              Current liabilities                                                       40,591                125,289

Net cash flows from operating activities                                              (157,868)              (358,808)
                                                                                --------------          -------------

Cash flows from investing activities:
  Cash acquired in business combination                                                      -                 19,228
  Acquisition of furniture and equipment                                                     -                (63,976)
  Proceeds from sale-leaseback transaction                                                   -                 23,446
  Proceeds from sale of equipment                                                            -                 16,000
  Acquisition of intangible assets                                                           -                (15,433)
                                                                                --------------          -------------

Net cash flows from investing activities                                                     -                (20,735)
                                                                                --------------          -------------

Cash flows from financing activities:
  Proceeds from officer advances                                                       133,277                360,623
  Repayment of capital lease obligation                                                 (1,600)                (8,511)
  Proceeds from sale of common stock                                                         -                 30,700
                                                                                --------------          -------------

Net cash flows from financing activities                                               131,677                382,812
                                                                                --------------          -------------

Change in cash                                                                         (26,191)                 3,269
Cash, beginning of period                                                               26,460                      -
                                                                                --------------          -------------
Cash, end of period                                                             $          269          $       3,269
                                                                                ==============          =============

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                          $          389          $      10,350
                                                                                ==============          =============

                                 See Notes to Consolidated Financial Statements.

                                                     5

                             BE SAFE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
            AND FROM INCEPTION (APRIL 5, 2001) THROUGH MARCH 31, 2002


1.       Unaudited interim financial statements:

         The interim financial statements of Be Safe Services, Inc. and subsidiary (the "Company") that are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended December 31, 2001 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

2.       Management plans:

         The Company is in the development stage and has not yet generated substantial revenues from its primary planned business activities. We expect to emerge from the development stage of operations in the second quarter of 2002. During 2001, operations were financed primarily through loans from the President/principle stockholder and sales of surplus equipment purchased at auction.

         During early 2002, the Company solidified licensing with respect to its database software, which enabled the Company to commence primary revenue generation activities. The Company currently licenses the technology and intends to acquire the assets and/or business when sufficient funding is available.

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

                             BE SAFE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
            AND FROM INCEPTION (APRIL 5, 2001) THROUGH MARCH 31, 2002


3.       Related party transactions:

         Due to officer/principal stockholder:

         During the three months ended March 31, 2002 an officer and principle stockholder of the Company made advances to the Company of approximately $133,000. The indebtedness, which bears interest at 12% per annum, is unsecured, due on demand and not evidenced by a formal promissory note.

4.       Revenue recognition:

         The Company derives revenue from (1) the set-up of a website for an initial fee which is recognized once services are performed, (2) the monthly service fees for services provided to customers received in advance and recognized when services are performed and (3) charges for data storage, revenue for which is recognized on a monthly basis. Other services (data back-up, customer reports, professional services) are recognized as the services are provided. Revenues are recognized on web hosting activities based on the amount of disk space and bandwidth required by the customer. Revenues from the sale of computer equipment are recognized upon delivery to and acceptance by the customer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On December 14, 2001 we acquired all of the issued and outstanding shares of FNDB for 5,975,500 shares of our common stock. This transaction was accounted for in accordance with reverse acquisition accounting principles. In connection with this transaction, we discontinued all of our alarm and related businesses. Accordingly, the following discussion relates to the business of FNDB for the three months ending March 31, 2002.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity/cash flow during the three months ending March 31, 2002. This item should be read in conjunction with the financial statements and notes to the financial statements included herewith.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

Revenue during the three months ending March 31, 2002 was approximately $50,000. FNDB was not organized until April 5, 2001 and, accordingly, had no revenue for the three months ended March 31, 2001. Revenue was primarily derived from the sale of our NetMerchant products ($45,000), our primary business focus during the three months ending March 31, 2002. We expect to emerge from the development stage of operations in the second quarter of 2002.

Operating expenses for the three months ending March 31, 2002 totaled approximately $262,000. The majority of these expenses, approximately $148,000, relates to employee and consulting costs. Our primary revenue generating focus during the three-month period was NetMerchant, the product introduced early in 2002 that empowers businesses to quickly and cost effectively market their products and services using numerous online marketplaces. NetMerchant is our entree into e-commerce and will be our major business function in 2002 and the foreseeable future.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through short-term loans from related parties, sales of our common stock and cash flow from operations. We have also a long-term financing agreement to finance capital expenditures. For the three months ending March 31, 2002 our primary sources of cash were (a) short-term loans from related parties and (b) from the collection of receivables. Our cash totaled approximately $269 at March 31, 2002. We made no capital expenditures for the three months ending March 31, 2002.

Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of our net losses since our inception and our severe liquidity problems. We are presently seeking significant additional capital to support our operations. Our liquidity and capital resources could improve in the short term by increased revenues and financing activities (both equity and convertible debt negotiations are in process). If sufficient capital is not raised, of which there can be no assurance, our operations could be severely curtailed or disrupted.

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

Need for Additional Capital: As of March 31, 2002, the Company had approximately $269 of cash and short term investments. The Company's future success is highly dependent upon its access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Forward Looking Statements: This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  10.1 Letter of Agreement to amend and clarify Purchase Agreement of January 24, 2002.

                  10.2     Consulting Agreement with R.J. Diamond Consulting,
                           Inc.

         (b)      Reports on Form 8-K

                  1. A Current Report on Form 8-K was filed on March 12, 2002 to report the change of the Company's independent auditors.

                  2. A Current Report on Form 8-K was filed on March 15, 2002 to report the appointment of new officers and directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 15, 2002                BE SAFE SERVICES, INC.


                                     By:   /s/ Terry M. Haynes
                                         ---------------------------------------
                                          Terry M. Haynes,
                                          President and Chief Executive Officer



                                     By:   /s/ Donald R. Mastropietro
                                         ---------------------------------------
                                           Donald R. Mastropietro
                                           Chief Financial Officer