Form 10QSB
period 2002-06-30
BE SAFE SERVICES INC
filed 2002-09-17
CIK 1084904

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

For the Quarter Period Ended
June 30, 2002                                        Commission File No. 0-26239


                             BE SAFE SERVICES, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Delaware                                            11-3479172
-------------------------------                ---------------------------------
   (State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

1517 E. 7th Avenue, Suite C, Tampa, Florida                   33605
--------------------------------------------                  -----
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:    (813) 248-0096
---------------------------------------------------    --------------

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

                                Yes [X] No [ ]

As of August 30, 2002, there were 10,285,500 shares of Common Stock, $.0001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets as of
         June 30, 2002 (unaudited) and December 31, 2001                   3

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 2002 and From
         Inception (April 5, 2001) through June 30, 2001 and
         June 30, 2002 (unaudited)                                         4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2002 and From Inception
         (April 5, 2001) through June 30, 2001 and June 30, 2002
         (unaudited)                                                       5

         Condensed Consolidated Statement of Shareholders' Deficit
         for the period from Inception (April 5, 2001) through
         June 30, 2002 (unaudited)                                         6

         Notes to the condensed consolidated financial statements          7

                                         BE SAFE SERVICES, INC. & SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                                           June 30,
                                                                                             2002              December 31,
                                                                                          (unaudited)              2001
                                                                                         ------------          ------------
Current assets:
  Cash                                                                                   $        406          $     26,460
  Accounts receivable                                                                           2,967                     -
  Prepaid expenses                                                                              3,745                 2,665
                                                                                         ------------          ------------
     Total current assets                                                                       7,118                29,125

Furniture and equipment, net                                                                   41,592                46,556
Intangible asset, net                                                                           8,225                 9,275
Security deposit                                                                                3,000                 3,000
                                                                                         ------------          ------------

     Total assets                                                                        $     59,935          $     87,956
                                                                                         ============          ============

                                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of capital lease obligation                                                6,401                 6,401
  Accounts payable                                                                            165,972                48,607
  Accrued expenses                                                                             59,914                97,019
  Deferred revenue                                                                              6,150                     -
  Due to officer                                                                              368,623                77,346
                                                                                         ------------          ------------
     Total current liabilities                                                                607,060               229,373

Capital lease obligation, less current maturities                                               6,934                10,134
                                                                                         ------------          ------------
     Total liabilities                                                                        613,994               239,507
                                                                                         ------------          ------------

Commitment                                                                                          -                     -

Stockholders' deficit:
   Common stock - par value $.0001; 20,000,000 shares authorized;
     10,285,500 shares issued and outstanding                                                   1,028                 1,051
   Additional paid-in capital                                                                 274,782               331,009
   Accumulated deficit                                                                       (829,869)             (364,861)
   Unearned compensation                                                                            -              (118,750)
                                                                                         ------------          ------------
      Total stockholders' deficit                                                            (554,059)             (151,551)
                                                                                         ------------          ------------

      Total liabilities and stockholders' deficit                                        $     59,935          $     87,956
                                                                                         ============          ============


                              See Notes to Condensed Consolidatd Financial Statements

                                                        3

                                               BE SAFE SERVICES, INC. & SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)



                                                   Three Months          Six Months                                From Inception
                                                      Ended                Ended             Three and Six         (April 5, 2001)
                                                 ----------------     ---------------         Months Ended             Through
                                                             June 30, 2002                    June 30, 2001         June 30, 2002
                                                 ------------------------------------        --------------         --------------
Revenues                                             $   44,078          $   93,820             $   5,270             $ 294,637
Cost of revenues                                              -                   -                 6,580               153,869
                                                     ----------          ----------             ---------             ---------
Gross profit                                             44,078              93,820                (1,310)              140,768
                                                     ----------          ----------             ---------             ---------

Operating expenses:
  Selling, general and administrative                   280,893             542,572                55,857               891,385
  Depreciation and amortization expense                   3,007               6,014                 4,351                11,869
                                                     ----------          ----------             ---------             ---------
            Total operating expenses                    283,900             548,586                60,208               903,254
                                                     ----------          ----------             ---------             ---------

Other income (expenses):
  Interest income (expense)                              (9,651)            (15,341)               (1,315)              (27,802)
  Other income (expense)                                  3,601               5,099                  (550)              (39,581)
                                                     ----------          ----------             ---------             ---------
                                                         (6,050)            (10,242)               (1,865)              (67,383)

Loss before income taxes                               (245,872)           (465,008)               63,383              (829,869)

Income tax expense                                            -                   -                     -                     -
                                                     ----------          ----------             ---------             ---------

Net loss                                             $ (245,872)         $ (465,008)            $  63,383             $(829,869)
                                                     ==========          ==========             =========             =========

Net per share                                        $    (0.02)         $    (0.04)            $       -             $   (0.10)
                                                     ==========          ==========             =========             =========

Weighted average shares outstanding,
  basic and diluted                                  10,508,027          10,509,257             5,500,000             7,971,950
                                                     ==========          ==========             =========             =========

                                   See Notes to Condensed Consolidatd Financial Statements

                                                         4

                                       BE SAFE SERVICES, INC. & SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                                     From Inception
                                                                        For the Six Months Ended     (April 5, 2001)
                                                                                June 30,                 Through
                                                                          2002          2001          June 30, 2002
                                                                      -------------  ------------   ------------------
Cash flows from operating activities:
  Net loss                                                             $  (465,008)   $  (63,383)         $  (829,869)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization                                      6,014         4,351               18,027
          Stock-based compensation                                          62,500             -              132,375
            Changes in assets and liabilities:
              Current assets                                                (4,047)       (4,103)              (9,712)
              Accounts payable and other accrued expenses                   86,410        13,326              171,108
                                                                       -----------    ----------          -----------

Net cash flows from operating activities                                  (314,131)      (49,809)            (518,071)
                                                                       -----------    ----------          -----------

Cash flows from investing activities:
  Cash acquired in business combination                                          -             -               19,228
  Acquisition of furniture and equipment                                         -       (58,844)             (63,976)
  Proceeds from sale-leaseback transaction                                       -             -               23,446
  Proceeds from sale of equipment                                                -             -               16,000
  Acquisition of intangible assets                                               -       (47,500)             (15,433)
                                                                       -----------    ----------          -----------

Net cash flows from investing activities                                         -      (106,344)             (20,735)
                                                                       -----------    ----------          -----------

Cash flows from financing activities:
  Proceeds from loans payable                                              291,277       129,000              518,623
  Repayment of notes payable                                                     -             -                    -
  Repayment of equipment financing                                          (3,200)        3,711              (10,111)
  Proceeds from sale of common stock                                             -        34,235               30,700
                                                                       -----------    ----------          -----------

Net cash flows from financing activities                                   288,077       166,946              539,212
                                                                       -----------    ----------          -----------

Change in cash                                                             (26,054)       10,793                  406
Cash, beginning of period                                                   26,460             -                    -
                                                                       -----------    ----------          -----------

Cash, end of period                                                    $       406    $   10,793          $       406
                                                                       ===========    ==========          ===========

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                 $     7,070    $        -          $    17,031
                                                                       ===========    ==========          ===========

                                 See Notes to Condensed Consolidatd Financial Statements

                                                           5

                                               BE SAFE SERVICES, INC. & SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                               FOR THE PERIOD FROM INCEPTION (APRIL 5, 2001) THROUGH JUNE 30, 2002
                                                           (UNAUDITED)



                                                Common Stock            Additional
                                        ----------------------------     Paid-in        Unearned         Accumulated
                                           Shares         Amount         Capital      Compensation         Deficit         Total
                                        --------------  ------------   ------------  ----------------   --------------  ------------
Issuance of common stock for:
  Cash proceeds                             5,603,000       $   562      $  30,238       $         -       $        -    $   30,800
  Conversion of debt                          600,000            60        149,940                 -                -       150,000
  Current and future services                 772,500            75        188,550          (118,750)               -        69,875

Contributed capital                                 -             -          4,435                 -                -         4,435

Cancellation of common stock               (1,000,000)         (100)             -                 -                -          (100)

Reverse merger and reorganization           4,535,000           454        (42,154)                -                -       (41,700)

Net loss                                            -             -              -                 -         (364,861)     (364,861)
                                           ----------       -------      ---------       -----------       ----------    ----------
    Balances, December 31, 2001            10,510,500         1,051        331,009          (118,750)        (364,861)     (151,551)

Earned compensation                                                                          118,750                        118,750

Contributed capital                                                        (56,227)                                         (56,227)

Cancellation of common stock                 (225,000)          (23)                                                            (23)

Net loss                                            -             -              -                 -         (465,008)     (465,008)
                                           ----------       -------      ---------       -----------       ----------    ----------

    Balances, June 30, 2002                10,285,500       $ 1,028      $ 274,782       $         -       $ (829,869)   $ (554,059)
                                           ==========       =======      =========       ===========       ==========    ==========

                                      See Notes to Condensed Consolidatd Financial Statements

                                                               6

              BE SAFE SERVICES, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

2.       Management plans:

         The Company is in the development stage and has not yet generated substantial revenues from its primary planned business activities. We expect to emerge from the development stage of operations by the end of 2002. During 2001, operations were financed primarily through loans from the President/principal stockholder and sales of surplus equipment purchased at auction. For 2002, our primary source of funds has been through loans from the President/principal stockholder.

         During early 2002, the Company solidified licensing with respect to its database software, which enabled the Company to commence primary revenue generation activities, however in July 2002 cash shortages caused us to miss payments (a) under our purchase agreement with respect to our use of the name and domain name NetMerchant and (b) under our reseller agreement with respect to our private labeled back-end e-commerce marketplace. This non-payment puts both of these agreements in default, the loss of which will greatly impact our revenue generating potential from NetMerchant. Our current business focus is our Web Hosting, Website Development and Secure Data Storages capabilities.

                      BE SAFE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Until such time as we generate profits sufficient to sustain operations, we will be dependent upon related party advances to continue as a going concern. Management expects to achieve our future cash needs from a combination of sales of our equity securities and borrowings, pending attainment of profitable operations.

         There can be no assurance that the Company will be successful in its efforts.

3.       Related party transactions:

         Due to officer/principal stockholder:

         During the six months ended June 30, 2002 an officer and principal stockholder of the Company made advances to the Company of approximately $291,000. The indebtedness, which bears interest at 12% per annum, is unsecured, due on demand and not evidenced by a formal promissory note.

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

5. Cancellation of consulting agreement and unvested shares returned and retired:

         On June 30, 2002, the Company's Board of Directors retired 225,000 shares of common stock related to a breach in a consulting agreement between Victor Lyons and the Company. The Company originally designated 250,000 shares of common stock, related to the consulting agreement for services to be rendered, of which 25,000 were issued for services rendered. The 225,000 retired shares are accounted for as a constructive retirement transaction in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On December 14, 2001 we acquired all of the issued and outstanding shares of FNDB for 5,975,500 shares of our common stock. This transaction was accounted for in accordance with reverse acquisition accounting principles. In connection with this transaction, we discontinued all of our alarm and related businesses. Accordingly, the following discussion relates to the business of FNDB for the three and six months ending June 30, 2002.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity/cash flow during the three and six months ending June 30, 2002. This should be read in conjunction with the financial statements and notes to the financial statements included herewith.

Results of Operations

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

Revenue during the six months ending June 30, 2002 was approximately $94,000. FNDB was not organized until April 5, 2001 and, accordingly, had no significant revenues for the six months ended June 30, 2001. Revenue in 2002 was primarily derived from the sale of our NetMerchant products ($90,000), our primary business focus during the six months ending June 30, 2002. We expect to emerge from the development stage of operations by the end of 2002.

Operating expenses for the six months ending June 30, 2002 totaled approximately $549,000. The majority of these expenses, approximately $342,000, relates to employee and consulting costs.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 2001

Revenues for the three months ended June 2002 of $44,000 exceeded those of the same period in 2001 of $5,300 due to the start-up nature of business and introduction of NetMerchant in 2002 operating expenses increased from $60,000 to $284,000 principally due to the same reasons. Salaries for the three months ended June 2002 approximated $194,000 as compared to $40,000 for June 2001, indicative of increased number of personnel.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through short-term loans from related parties and sales of our common stock. We have also entered into a long-term financing agreement to finance capital expenditures. For the six months ending June 30, 2002 our primary sources of cash were (a) short-term loans from related parties and (b) from the collection of receivables. Our cash totaled approximately $400 at June 30, 2002. We made no capital expenditures for the six months ending June 30, 2002.

During early 2002, the Company solidified licensing with respect to its database software, which enabled the Company to commence primary revenue generation activities, however in July 2002 cash shortages caused us to miss payments (a) under our purchase agreement with respect to our use of the name and domain name NetMerchant and (b) under our reseller agreement with respect to our private labeled back-end e-commerce marketplace. This non-payment puts both of these agreements in default, the loss of which will greatly impact our revenue generating potential from NetMerchant.

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

Additional Factors That May Affect Future Results

Future Operating Results. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity.

Need for Additional Capital. As of June 30, 2002, the Company had approximately $400 in cash and short term investments. The Company's future success is highly dependent upon its access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

Item 3.  Controls and Procedures

Management, consisting of one person, is currently reviewing the effectiveness of its disclosure controls and procedures and will discuss any new procedures it puts in place in its next report. Currently, management reviews all information regarding the Company's business and determines whether or not such information is material and whether disclosure is necessary.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K

                  A Current Report on Form 8-K was filed on July 11, 2002 to report the resignation of the Chief Operating Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   September 3, 2002             BE SAFE SERVICES, INC.


                                       By:   /s/ Terry M. Haynes
                                           -------------------------------------
                                           Terry M. Haynes,
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Terry Mebane Haynes, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Be Safe Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 3, 2002


                                          /s/ Terry Mebane Haynes
                                          --------------------------------------
                                          Terry Mebane Haynes
                                          President and Chief Executive Officer