Form 10QSB
period 2002-09-30
BE SAFE SERVICES INC
filed 2002-11-19
CIK 1084904

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2002                                   Commission File No. 0-26239


                             BE SAFE SERVICES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                       11-3479172
-------------------------------                ---------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

1517 E. 7th Avenue, Suite C, Tampa, Florida                   33605
-------------------------------------------               -------------
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

                                 Yes [X] No [ ]

As of November 18, 2002, there were 10,285,500 shares of Common Stock, $.0001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets as of
           September 30, 2002 (unaudited) and December 31, 2001             3

         Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2002, the
           three months ended September 30, 2001 and the periods
           from inception (April 5, 2001) through September 30, 2001
           and 2002 (unaudited)                                             4

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2002 and the periods
           from inception (April 5, 2001) through September 30, 2001
           and 2002 (unaudited)                                             5

         Condensed Consolidated Statement of Stockholders'
           Deficit for the period from Inception (April 5, 2001)
           through September 30, 2002 (unaudited)                           7

         Notes to the condensed consolidated financial statements           8

                          BE SAFE SERVICES, INC. & SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                                           September 30,
                                                               2002             December 31,
                                                           (unaudited)              2001
                                                         ----------------     ----------------
Current assets:
  Cash                                                   $            360     $         26,460
  Accounts receivable, related party                                6,000                    -
  Note receivable, related party                                   10,000                    -
  Other current assets                                                  -                2,665
                                                         ----------------     ----------------
     Total current assets                                          16,360               29,125

Furniture and equipment, net                                       30,969               46,556
Intangible assets, net                                                  -                9,275
Security deposit                                                        -                3,000
                                                         ----------------     ----------------

     Total assets                                        $         47,329     $          87,956
                                                         ================     =================


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of capital lease obligation                    6,401                6,401
  Accounts payable                                                144,890               48,607
  Accrued expenses                                                 40,507               97,019
  Due to related parties                                           51,642               77,346
  Due to officer                                                  433,161                    -
  Other current liabilities                                        35,437                    -
                                                         ----------------     ----------------
     Total current liabilities                                    712,038              229,373

Capital lease obligation, less current maturities                   5,334               10,134
                                                         ----------------     ----------------
     Total liabilities                                            717,372              239,507
                                                         ----------------     ----------------

Commitment                                                              -                    -

Stockholders' deficit:
   Common stock - par value $.0001; 20,000,000
       shares authorized; shares issued and
       outstanding 10,285,500 in 2002;
       10,510,500  in 2001                                          1,029                1,051
   Additional paid-in capital                                     274,781              331,009
   Accumulated deficit                                           (945,853)            (364,861)
   Unearned compensation                                                -             (118,750)
                                                         ----------------     ----------------
      Total stockholders' deficit                                (670,043)            (151,551)
                                                         ----------------     ----------------

      Total liabilities and stockholders' deficit        $         47,329     $         87,956
                                                         ================     ================


                               See notes to financial statements.

                                                3

                                               BE SAFE SERVICES, INC. & SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)



                                            Three Months      Nine Months         Three Months       From Inception (April 5, 2001)
                                                Ended            Ended               Ended                    September 30,
                                            ------------     ------------     ------------------     -----------------------------
                                                  September 30, 2002          September 30, 2001         2002           2001
                                            -----------------------------     ------------------     ------------     ------------
Revenues                                    $      7,300     $    101,120        $      60,941       $    301,937     $     66,211
                                            ------------     ------------        -------------       ------------     ------------
Cost of revenues                                       -                -               46,596            153,869           52,130
                                            ------------     ------------        -------------       ------------     ------------
Gross profit                                       7,300          101,120               14,345            148,068           14,081
                                            ------------     ------------        -------------       ------------     ------------

Operating expenses:
  Selling, general and administrative             94,268          636,840              106,079            985,653          162,982
  Depreciation and amortization expense            2,776            8,790                2,145             14,645            6,495
                                            ------------     ------------        -------------       ------------     ------------
            Total operating expenses              97,044          645,630              108,224          1,000,298          169,477
                                            ------------     ------------        -------------       ------------     ------------

                Net opearting loss               (89,744)        (544,510)             (93,879)          (852,230)        (155,396)
                                            ------------     ------------        -------------       ------------     ------------

Other income (expenses):
  Interest income (expense)                      (13,572)         (28,913)                (508)           (41,374)          (2,373)
  Other income (expense)                         (12,668)          (7,569)                (800)           (52,249)            (800)
                                            ------------     ------------        -------------       ------------     ------------
                                                 (26,240)         (36,482)              (1,308)           (93,623)          (3,173)
                                            ------------     ------------        -------------       ------------     ------------

Loss before income taxes                        (115,984)        (580,992)             (95,187)          (945,853)        (158,569)

Income tax expense                                     -                -                    -                  -                -
                                            ------------     ------------        -------------       ------------     ------------
Net loss                                    $   (115,984)    $   (580,992)       $     (95,187)      $   (945,853)    $   (158,569)
                                            ============     ============        =============       ============     ============

Net loss per share                                ($0.01)          ($0.06)              ($0.02)            ($0.11)          ($0.03)
                                            ============     ============        =============       ============     ============

Weighted average shares outstanding,
  basic and diluted                           10,285,500       10,433,852            5,896,862          8,375,293        5,736,389
                                            ============     ============        =============       ============     ============


                                              See notes to financial statements.

                                                              4

                                           BE SAFE SERVICES, INC. & SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)




                                                           For the Nine         From Inception           From Inception
                                                           Months Ended        (April 5, 2001)          (April 5, 2001)
                                                           September 30,           Through                  Through
                                                               2002           September 30, 2002       September 30, 2001
                                                           --------------   -----------------------  -----------------------
Cash flows from operating activities:
  Net loss                                                  $   (580,992)         $   (945,853)          $   (158,569)
     Adjustments to reconcile net loss to net cash
       flows from operating activities:
          Depreciation and amortization                            8,790                20,803                  6,495
          Stock-based compensation                                62,500               132,375                 36,125
          (Gain) loss on sale of furniture and fixtures           (1,627)               (1,627)                   800
          Write-off of intangible assets                           7,700                 7,700                      -
            Changes in assets and liabilities:
              Current assets                                        (335)               (6,000)               (22,127)
              Accounts payable and other accrued expenses        126,850               211,548                 87,693
                                                            ------------          ------------           ------------

Net cash flows from operating activities                        (377,114)             (581,054)               (49,583)
                                                            ------------          ------------           ------------

Cash flows from investing activities:
  Cash acquired in business combination                                -                19,228                      -
  Acquisition of furniture and equipment                               -               (63,976)               (63,519)
  Proceeds from sale-leaseback transaction                             -                23,446                 23,446
  Proceeds from sale of equipment                                      -                16,000                 16,000
  Acquisition of intangible assets                                     -               (15,433)               (45,000)
                                                            ------------          ------------           ------------

Net cash flows from investing activities                               -               (20,735)               (69,073)
                                                            ------------          ------------           ------------

Cash flows from financing activities:
  Advances from officer                                          355,815               583,161                107,420
  Repayment of capital lease obligations                          (4,801)              (11,712)                (4,853)
  Proceeds from sale of common stock                                   -                30,700                 30,800
                                                            ------------          ------------           ------------

Net cash flows from financing activities                         351,014               602,149                133,367
                                                            ------------          ------------           ------------

Change in cash                                                   (26,100)                  360                 14,711
Cash, beginning of period                                         26,460                     -                      -
                                                            ------------          ------------           ------------
Cash, end of period                                         $        360          $        360           $     14,711
                                                            ============          ============           ============


                                               See notes to financial statements.

                                           BE SAFE SERVICES, INC. & SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                       (UNAUDITED)




                                                           For the Nine         From Inception           From Inception
                                                           Months Ended        (April 5, 2001)          (April 5, 2001)
                                                           September 30,           Through                  Through
                                                               2002           September 30, 2002       September 30, 2001
                                                           --------------   -----------------------  -----------------------


           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                      $        648          $     10,609           $        130
                                                            ============          ============           ============



             SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

*  In 2003, the Company accepted a note receivable of $10,000 from a related party as proceeds for the sale of furniture and fixtures with a carrying value of $8,373.
*  In 2001, the Company converted $85,000 of amounts due to officer into 340,000 shares of common stock.
*  In 2001, the Company issued 144,500 shares of common stock for services of $36,125.
*  In 2001, a shareholder of the Company contributed equipment with a cost and fair value of $4,400 to the Company.
*  In 2001, the Company acquired $23,446 of equipment through capital lease arrangements.


                                               See notes to financial statements.

                                                                6

                                               BE SAFE SERVICES, INC. & SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            FOR THE PERIOD FROM INCEPTION (APRIL 5, 2001) THROUGH SEPTEMBER 30, 2002
                                                           (UNAUDITED)



                                                  Common Stock            Additional
                                          --------------------------       Paid-in        Unearned       Accumulated
                                             Shares           Amount       Capital      Compensation       Deficit         Total
                                          -----------        -------     ----------      -----------     -----------    -----------
Issuance of common stock for:
  Cash proceeds                             5,603,000        $   562     $   30,238      $         -     $         -    $    30,800
  Conversion of debt                          600,000             60        149,940                -               -        150,000
  Current and future services                 772,500             75        188,550         (118,750)              -         69,875

Contributed capital                                 -              -          4,435                -               -          4,435

Cancellation of common stock               (1,000,000)          (100)             -                -               -           (100)

Reverse merger and reorganization           4,535,000            454        (42,154)               -               -        (41,700)

Net loss                                            -              -              -                -        (364,861)      (364,861)
                                          -----------        -------     ----------      -----------     -----------    -----------

    Balances, December 31, 2001            10,510,500          1,051        331,009         (118,750)       (364,861)      (151,551)

Earned compensation                                 -              -              -          118,750               -        118,750

Contributed capital                                 -              -        (56,228)               -               -        (56,228)

Cancellation of common stock                 (225,000)           (22)             -                -               -            (22)

Net loss                                            -              -              -                -        (580,992)      (580,992)
                                          -----------        -------     ----------      -----------     -----------    -----------

    Balances, September 30, 2002           10,285,500        $ 1,029     $  274,781      $         -     $  (945,853)   $  (670,043)
                                          ===========        =======     ==========      ===========     ===========    ===========



                                               See notes to financial statements.

                                                               7

                      BE SAFE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Unaudited interim financial statements:

         The interim financial statements of Be Safe Services, Inc. and subsidiary (the "Company") that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the period from inception (April 5, 2001) through December 31, 2001. The report of the Company's independent auditors for the period from inception (April 5, 2001) through December 31, 2001 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

2.       Managements' plans regarding liquidity and operations:

         The Company is in the development stage and has not yet generated substantial revenues from its primary planned business activities. During 2001, operations were financed through loans from the President/principal stockholder and sales of surplus equipment purchased at auction. During the nine months ended September 30, 2002, the Company has been financed through loans from the President/principal stockholder and product sales.

         During early 2002, the Company solidified licensing with respect to its database software, NetMerchant, which enabled the Company to commence primary revenue generation activities. However, in July 2002, cash shortages caused the Company to default on payments (a) under the Company's purchase agreement with respect to the use of the name and domain name NetMerchant and (b) under a reseller agreement with respect to the private labeled back-end e-commerce marketplace. Both of these agreements are currently in default, forcing the Company to suspend all sales related to NetMerchant.

         With the suspension of the NetMerchant product offering, revenue for the quarter ended September 30, 2002 decreased significantly. Due to the default status related to the NetMerchant product offering and the Company's inability to cure the defaults, the Company has redirected efforts to the newest product offerings Web Hosting, Website Development and Secure Data Storage.

                      BE SAFE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       Managements' plans regarding liquidity and operations (continued):

         Until such time as the Company generates profits sufficient to sustain operations, it will be dependent upon President/principal stockholder advances to continue as a going concern. Management expects to achieve future cash needs from a combination of sales of our equity securities and borrowings, pending attainment of profitable operations.

         There can be no assurances that the Company will be successful in its efforts.

3.       Related party transactions:

         Due to officer/principal stockholder:

         During the nine months ended September 30, 2002 the President and principal stockholder of the Company made advances to the Company of approximately $356,000. The total indebtedness of $433,161 bears interest at 12% per annum, is unsecured, due on demand and not evidenced by a formal promissory note.

         Note receivable - related party:

         The Company entered into several transactions with SCH Distributing ("SCH"), a computer equipment distributor owned by shareholders of the Company. In July 2002, SCH purchased furniture and fixtures with a carrying value of approximately $8,300 for a note receivable of $10,000. During the nine months ended September 30, 2002, SCH has paid expenses on behalf of the Company and as of September 30, 2002, SCH is due approximately $6,600 in connection therewith, which is included in the condensed consolidated balance sheet as due to related parties.

         Related party revenues:

         In the three months ended September 30, 2002, the Company has generated $6,000 of revenues from Vision Multimedia, Inc. ("VMI") a web-hosting entity, wholly-owned by a shareholder and employee of the Company. VMI is leasing space on the Company's network to provide web hosting services. As of September 30, 2002, an amount due to the Company of $6,000 is included in the condensed consolidated balance sheet as accounts receivable, related party, $2,000 of which was collected by November 15, 2002.

         Consulting agreement:

         In April 2002, the Company entered into a consulting agreement with RJ Diamond Consulting, Inc. ("RJD"), a related party, which expired in October 2002. RJD provided business consulting services to the Company for a fee of $7,500 per month. A balance of $45,000 is due to RJD as of September 30, 2002 and has been included in the condensed consolidated balance sheet in due to related parties.

                      BE SAFE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

5. Cancellation of consulting agreement and unvested shares returned and retired:

         On June 30, 2002, the Company's Board of Directors retired 225,000 shares of common stock related to a breach in a consulting agreement between Victor Lyons and the Company. The Company originally designated 250,000 shares of common stock, related to the consulting agreement for services to be rendered, of which 25,000 were issued for services rendered during 2001. The 225,000 retired shares are accounted for as a constructive retirement transaction in the accompanying financial statements.

6.       Recent accounting pronouncements:

         In April 2002, the FASB issued SFAS No. 145 covering, among other things, the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002, however, early application of the provision is encouraged. At this time, the Company does not believe that this new standard will have a material effect on its financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting Costs Associated with Exit of Disposal Activates". SFAS No. 146 covers a wide range of exit and disposal activities, including restructurings planned and controlled by management that materially change the scope of the business undertaken by an enterprise and disposal activities such as costs of terminating certain contracts, costs of consolidating facilities and some types of termination benefits provided to employees. SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002. At this time, the Company does not believe that this new standard will have a material effect on its financial statements.

                      BE SAFE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       Subsequent events:

         The Company incorporated Hostronix, Inc. ("Hostronix"), a Florida corporation, as a wholly-owned subsidiary of the Company, on October 4, 2002.

         On October 15, 2002, Hostronix signed an agreement to purchase certain assets from Vision Multimedia Solutions, Inc., a web-hosting software company, owned by a shareholder of the Company. Hostronix has agreed to purchase software and all improvements and updates related to such software for $10,000. The closing of this transaction occurred on November 15, 2002. In connection with the closing of this transaction, Hostronix delivered to Vision Multimedia a non-interest bearing promissory note in the principal amount of $10,000, maturing on December 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Introduction

On December 14, 2001 the Company acquired all of the issued and outstanding shares of First National Data Bank, Inc. ("FNDB") for 5,975,500 shares of common stock. This transaction was accounted for in accordance with reverse acquisition accounting principles. In connection with this transaction, the Company discontinued all alarm and related businesses. Accordingly, the following discussion relates to the business of FNDB for the three and nine months ending September 30, 2002.

This discussion summarizes the significant factors affecting operating results, financial condition and liquidity/cash flow during the three and nine months ending September 30, 2002. This should be read in conjunction with the financial statements and notes to the financial statements included herewith.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue during the nine months ending September 30, 2002 was approximately $101,000. FNDB was not organized until April 5, 2001 and, accordingly, its revenues during the same period last year reflect the period from inception (April 5, 2001) through September 30, 2001 of approximately $61,000. Revenue in 2002 was primarily derived from the sale of our NetMerchant products ($96,000), our primary business focus during the nine months ending September 30, 2002.

Operating expenses for the nine months ending September 30, 2002 totaled approximately $637,000. The majority of these expenses, approximately $416,000, relates to employee and consulting costs and the increases due to an increased level of overhead in 2002 based on the planned NetMerchant activities.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 2001

Revenues for the three months ended September 2002 of $7,300 were significantly less than those of the same period in 2001 of $61,000 due to the suspension of the NetMerchant product offering in the third quarter of 2002. Operating expenses decreased from $108,000 to $97,000 principally due to the same reasons.

Liquidity and Capital Resources

The Company has financed operations and capital expenditures primarily through short-term loans from related parties, current period revenue and sales of common stock. For the nine months ending September 30, 2002 the primary sources of cash were (a) short-term loans from related parties and (b) collection of accounts receivable. The Company had no capital expenditures for the nine months ending September 30, 2002.

During early 2002, the Company solidified licensing with respect to its database software, NetMerchant, which enabled the Company to commence primary revenue generation activities. However, in July 2002, cash shortages caused the Company to default on payments (a) under the purchase agreement with respect to use of the name and domain name NetMerchant and (b) under a reseller agreement with respect to the private labeled back-end e-commerce marketplace. Both of these agreements are currently in default, forcing the Company to suspend all sales related to NetMerchant. With the suspension of the NetMerchant product offering, revenue for the quarter ended September 30, 2002 decreased significantly. Due to the default status related to the NetMerchant product offering and the Company's inability to cure the defaults, redirection of the primary focus and efforts were made to the newest product offerings Web Hosting, Website Development and Secure Data Storage.

Our auditors have raised the issue that there is substantial doubt that the Company will be able to continue as a going concern as a result of net losses since inception and the severe liquidity problems. The Company is presently seeking significant additional capital to support operations. Liquidity and capital resources could improve in the short term by increased revenues and financing activities through equity and convertible debt negotiations which the Company is currently pursuing. If sufficient capital is not raised, of which there can be no assurance, operations could be severely curtailed or disrupted.

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

Need for Additional Capital. As of September 30, 2002, the Company had approximately $360 in cash and short term investments. The Company's future success is highly dependent upon its access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) None

         (d) Not Applicable

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On November 15, 2002 Ms. Teresa Crowley tendered her resignation as the Company's Corporate Secretary and from the Company's Board of Directors and Audit Committee. Ms. Crowley resigned for personal reasons. The Company's Board of Directors elected Donald Mastropietro as a director to fill the vacancy. Ms. Terry Haynes replaced Ms. Crowley on the Audit Committee.

         On November 15, 2002, our wholly owned subsidiary, Hostronix, Inc., completed the acquisition of certain software and related assets from Vision Multimedia Solutions, Inc. for $10,000. As consideration for the purchase, Hostronix, Inc. delivered to Vision Multimedia Solutions a non-interest bearing promissory note in the principal amount of $10,000 maturing on December 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Asset purchase agreement dated October 15, 2002 between Hostronix, Inc. and Vision Multimedia Solutions, Inc.

                  10.2 Promissory Note in the principal amount of $10,000 issued by Hostronix, Inc. to Vision Multimedia Solutions, Inc.

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Financial Officer

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 18, 2002              BE SAFE SERVICES, INC.


                                       By:   /s/ Terry M. Haynes
                                          --------------------------------------
                                           Terry M. Haynes,
                                           President and Chief Executive Officer

                                  CERTIFICATION


         I, Terry M. Haynes, certify that:

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 18, 2002                             /s/ Terry M. Haynes
                                             -----------------------------------
                                              Terry M. Haynes, President and CEO

                                  CERTIFICATION


         I, Donald Mastropeitro, certify that:

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 18, 2002                                   /s/ Donald R. Mastropeitro
                                                   -----------------------------
                                                    Donald R, Mastropeitro,
                                                    Chief Financial Officer